Form 10-Q
period 2008-09-30
Buyonate Inc.
filed 2008-10-22
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-152535

Buyonate, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0550385
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2620 Regatta Dr., Suite 102 Las Vegas, NV 89128
(Address of principal executive offices)

1-888-419-2112
(Issuer’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,810,000 common shares as of September 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited);

F-2	Statements of Operations for the three and nine months ended September 30, 2008 and for the period from July 9, 2007 (Inception) to September 30, 2008 (unaudited);

F-3	Statement of Stockholders’ Equity for period from July 9, 2007 (Inception) to September 30, 2008 (unaudited);

F-4	Statements of Cash Flows for the nine months ended September 30, 2008, and for the period from July 9, 2007 (Inception) to September 30, 2008 (unaudited);

F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

BUYONATE, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS

Cash	$23,023	$17,000

Total Current Assets	23,023	17,000

TOTAL ASSETS	$23,023	$17,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS' EQUITY

Preferred stock, 50,00,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 4,810,000 shares issued and outstanding	481	481
Additional paid-in capital	40,419	40,419
Stock subscription receivable	-	(23,900)
Deficit accumulated during the development stage	(17,877)	-

Total Stockholders' Equity	23,023	17,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,023	$17,000

The accompanying notes are an integral part of these financial statements.

BUYONATE, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended September 30, 2008	From Inception on July 9, 2007 Through September 30, 2007	For the Nine Months Ended September 30, 2008	From Inception on July 9, 2007 Through September 30, 2008

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	3,889	-	8,257	8,257
Professional fees	7,120	-	9,620	9,620

Total Operating Expenses	11,009	-	17,877	17,877

LOSS FROM OPERATIONS	(11,009)	-	(17,877)	(17,877)

OTHER EXPENSES

Interest expense	-	-	-	-

Total Other Expenses	-	-	-	-

LOSS BEFORE INCOME TAXES	(11,009)	-	(17,877)	(17,877)
INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(11,009)	$-	$(17,877)	$(17,877)

BASIC LOSS PER SHARE	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,810,000	4,000,000	4,810,000

The accompanying notes are an integral part of these financial statements.

BUYONATE, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In	Stock Subscription	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity

Balance, July 9, 2007	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.0001 per share	4,000,000	400	-	-	-	400

Common stock issued for cash at $0.05 per share	810,000	81	40,419	(23,900)	-	16,600

Net loss from inception through December 31, 2007	-	-	-	-	-	-

Balance, December 31, 2007	4,810,000	481	40,419	(23,900)	-	17,000

Stock subscriptions received	-	-	-	23,900	-	23,900

Net loss for the nine months ended September 30, 2008	-	-	-	-	(17,877)	(17,877)

Balance, September 30, 2008	4,810,000	$481	$40,419	$-	$(17,877)	$23,023

The accompanying notes are an integral part of these financial statements.

BUYONATE, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30, 2008	From Inception on July 9, 2007 Through September 30, 2007	From Inception on July 9, 2007 Through September 30, 2008

OPERATING ACTIVITIES

Net loss	$(17,877)	$-	$(17,877)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Common stock issued for services	-	-	-

Net Cash Used in
Operating Activities	(17,877)	-	(17,877)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	23,900	-	40,900

Net Cash Provided by
Financing Activities	23,900	-	40,900

NET DECREASE IN CASH	6,023	-	23,023

CASH AT BEGINNING OF PERIOD	17,000	-	-

CASH AT END OF PERIOD	$23,023	$-	$23,023

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BUYONATE, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the entertainment industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are in the business of developing user-friendly/child friendly interactive digital software for children between the ages of 5 to 12 years old. The software will allow them to create and burn their own interactive Digital Memories FunBook on CD/DVD. They will be able to watch and play with their Digital Memories FunBook on a personal computer or DVD. Our software will allow for uploading photos, video, music and text to their Digital Memories FunBook.  The software will enable children to turn their videos, music and digital photos into an interactive Digital Memories FunBook on CD/DVD based on their school events, family time together, friends and activities. Our target market is primarily elementary aged children between 5 to 12 years of age who wish to capture their school, family and friends memories in a fun and interesting way and to be able to save those memories to watch and play for years to come.

Our offices are currently located at: 2620 Regatta Dr., Suite 102, Las Vegas, NV 89128. Our telephone number is 1-888-419-2112. We have secured a domain name - www.buyonate.com, which remains under construction as of the date of this report.

Plan of Operation

We are a development stage company with limited operations and no revenues from our business operations.  Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate any revenues until we complete the development of our interactive memories funbook software. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

Our plan of operation

Our plan of operation is to establish ourselves as a company that will produce and distribute interactive digital software. Distribution would primarily be via download from the Internet directly to elementary and high schools.

Our target market

Our initial target market is the parents of and elementary aged children between the ages of 5 to 12 in the United States and Canada.

Our mission

Our mission is to take the traditional scrap book and photo album to a new level by using the vast collection of photos, video, audio and text in an interactive, and very easy to use digital software especially designed to appeal to schools, teachers, parents and their children.

Our business objectives are:

•
To develop an  interactive digital software that will benefit elementary aged children giving them the opportunity to not just create but also burn their own digital Memories FunBooks on CD/DVD for their friends, family and themselves. This software will  be offered to schools as well as the general public targeted for children between the ages of 5 to 12;

•	To execute our web-based marketing campaign and to create interest in our product; and
•	To establish a brand name that will be associated with user-friendly interactive digital software.

During the first stages of our growth, our officers and directors will provide all of the labour required to execute our business plan at no charge, except we do intend to hire a website programmer on a contract basis for two months at an estimated cost of $10,000 to finish and upgrade our website and we do plan to outsource initial software development tasks at an estimated cost of $15,000.

Estimated Expenses for the Next Twelve Month Period

These costs are estimates provided to us by a software developer:

Version for PC	$7,500
Version for Mac	$7,500
The total project cost:	$15,000

The following provides an overview of our expenses to fund our plan of operation over the next twelve months:

o Legal , Accounting and Transfer Agent fees	$10,000
o Software development	$15,000
o Website development	$10,000
o Marketing and advertising	$10,000
o Office Rent	$1,900
o Office Equipment and supplies	$1,200
Total	$48,100

Results of Operations for the Three and Nine Months Ended September 30, 2008 and Period from July 9, 2007 (Inception) Through September 30, 2008

We generated no revenue for the period from July 9, 2007 (Date of Inception) until September 30, 2008.  We do not anticipate earning revenues until we are able to successfully market our interactive digital software for children.

Our operating expenses were $11,009 for the three months ended September 30, 2008, $17,877 for the nine months ended September 30, 2008, and $17,877 for the period from July 9, 2007 (Inception) until September 30, 2008.  Our operating expenses for the three months ended September 30, 2008 consisted of $3,889 in general and administrative expenses and $7,120 in professional fees.  Our operating expenses for the nine months ended September 30, 2008 consisted of $8,257 in general and administrative expenses and $9,620 in professional fees.  Our operating expenses for the period from July 9, 2007 until September 30, 2008 consisted of $8,257 in general and administrative expenses and $9,620 in professional fees.

We, therefore, recorded a net loss of $11,009 for the three months ended September 30, 2008, $17,877 for the nine months ended September 30, 2008, and $17,877 for the period from July 9, 2007 (Date of Inception) until September 30, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, the professional fees to be incurred in connection with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We have raised $400 from the sale of stock to our officer and directors and $40,500 through a private placement to 36 non-affiliated investors. As of September 30, 2008, we had a working capital of approximately $23,023.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve month period is $48,100.  Given our current cash position of $23.023, we will experience a shortfall in the next twelve months.

How long Buyonate, Inc will be able to satisfy its cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated.  We estimate that our current cash balances will be extinguished by May or June 2009 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues by June 2009.

We have never had any income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our website costs greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

Our continuation is dependent upon us raising additional capital. In this regard we have raised additional capital through the private placements noted above but we will still require additional funds to continue our operations and plans.

The continuation of our business is dependent upon us obtaining further financing, the successful development of our website, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the entertainment industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Purchase of Significant Equipment

We do not expect to purchase any significant equipment over the twelve months.

Employees

Currently our only employees are our directors and officers. We do not expect any other material changes in the number of employees over the next 12 months.

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Husni Hassadiyeh, and our Chief Financial Officer, Inbar Kuta.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buyonate, Inc.

Date:	October 20, 2008

By: /s/Husni Hassadiyeh Husni Hassadiyeh Title: Chief Executive Officer and Director