Form 10-K
period 2008-12-31
Buyonate Inc.
filed 2009-03-13
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-152535

Buyonate, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0550385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2620 Regatta Dr., Suite 102 Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 1-888-419-2112

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  4,810,000 as of December 31, 2008.

 PART I

Item 1.   Business

Our Business

Overview of the Company

We were incorporated on July 9, 2007. We are focused on developing and offering software products for the creation of interactive digital software for children.  Our offices are currently located at: 2620 Regatta Dr., Suite 102, Las Vegas, NV 89128. Our telephone number is 1-888-419-2112. We have secured a domain name - www.buyonate.com, which remains under construction as of the date of this annual report.  We are waiting to complete the development of our software, discussed below, before we complete the site.

Objectives

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

Our planned software involves the following simple three-step process for the creation of the interactive Digital Memories FunBook

We intend to use a simple three step process for the creation of the interactive Digital Memories FunBook as follows:

•	Add Media
A child, possibly with parental supervision, creates galleries to put their pictures into. They then import photos and videos from a digital camera, scanner, hard drive and the internet to the galleries they have created.

•	Add Text
There will be different sections or categories built in to the Memories FunBook where they can add text such as:

1)	The Phone Book – they will be able to add the names, phone numbers and addresses of their family, friends, teachers and emergency numbers.

2)	The Birthday Page – this section lets them add the names and birthdates of their friends and family.

3)	The Galleries – this is where they will be able to add text naming their Galleries of pictures and ad names or stories to each individual picture.

•	Add Audio
This section lets the child add his or her favorite music to the Memories FunBook.

We plan to develop a software product that will be easy enough for young children to use

Realizing that children ages 5 and up are new to navigating software programs, we intend on developing our software to be user friendly to young children without the use of manuals and hours of practice. Regardless of the child’s level of computer literacy, our software product will be easy to install, provide useful features, contain help support, be extremely easy to navigate and have fun and interactive games to play.

We intend to concentrate our efforts on Software Functions

The digital Memories FunBook software will contain basic functions, including:

•	Easy and fast uploading, supporting a wide variety of formats such as: BMP, GIF, JPG, AVI, MPG, WMV, MP3
•	Photo, video and text preview at any time
•	Adding text to various sections of the FunBook
•	Ability to burn their digital Memories FunBook onto CD/DVD.
•	Games and fun activities that the child will use to interact with the photos they upload

When completed, our website will enable customers to place orders, purchase and download Memories Funbook software. Once the customer selects to purchase our product they are then directed to our order fulfillment page to complete their order billing and shipping information if they request a hard copy rather than download the software from our website. The customer is then asked to agree with our terms and conditions of sale, and if in agreement, they are directed to the checkout page where PayPal information is requested. On completion, a final step displays the order and payment information for final confirmation by the customer.  The customer then receives an email summarizing the order, shipping and payment information.  We receive an identical email for order processing and fulfillment.

Once we set up our website and complete our software development, customers can purchase and download our software directly from our website. We plan to price our software at below $200.00 US for a downloadable version and slightly higher for a boxed or hard copy version. Our revenues will come from online sales of our software.

We do not currently have sufficient capital to operate our business, and we will require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Industry Background

Internet-based transactions between shoppers and merchants have grown rapidly in recent years. This growth is the result of the penetration of broadband technologies and increased Internet usage and the emergence of compelling commerce opportunities and a growing awareness among shoppers of the convenience and other benefits of online shopping.

Industry estimates of the Growing Internet Population and Internet Penetration Levels

Based on a research report prepared by Morgan Stanley:

 - We believe that the Internet is still in the early stages of becoming a central communications, information, commerce, and entertainment medium. We estimate there are over 800+ million Internet users worldwide using the Internet an estimated average of 30-45 minutes per day.

 - We expect the number of Internet users to grow at 10-15% annually for the next several years, with stronger growth in non-US markets.

 - And we believe that usage growth (in part because of ongoing broadband adoption) should continue to be higher (perhaps 20-30%), thus demonstrating compelling underlying growth trends.

 - Given this relatively robust underlying growth, we continue to believe that the leading Internet companies should, over time, be able to generate strong double-digit top-line growth, and as the financial models scale towards higher long-term margins, should be able to generate even stronger earnings growth -- AKA leverage.

Source: Mary Meeker, Brian Pitz, and Brian Fitzgerald, "Internet Trends, "a Morgan Stanley Research Report, http://www.morganstanley.com/institutional/techresearch

Growth of Electronic Commerce

Forrester Research believes that electronic commerce activity in the United States, fueled by a steady stream of new online shoppers and new product category sales, will grow at a compounded annual growth rate of 19% over the next five years.

US online retail reached $175 billion in 2007 and is projected to grow to $335 billion by 2012. Business-to-consumer (B2C) eCommerce continues its double-digit year-over-year growth rate, in part because sales are shifting away from stores. Source: Forrester Research, (C) 2003, Forrester Research, Inc. http://www.forrester.com/rb/search/results.jsp?N=133001+50985+51001

Marketing Strategy

We plan to market our interactive digital Memories FunBook software with a web-based marketing campaign.  This web-based campaign will include the following:

E-mail marketing

We have budgeted $5,000 from our marketing budget for an e-mail campaign. Emails will be sent only to those which have asked for or shown an interest in receiving information about our software.

Catalogue Advertising

One of the sources for advertising our Memories FunBook software is by placing ads in software distributor catalogues. These catalogues are distributed to elementary and high schools across Canada and the United States as well as the general public and to retail outlets selling software.

Given the ease with which statistics can be collected on the number of times catalogue ads have been successful by users, there is strong evidence that they can be very effective. Nevertheless, it is difficult to determine whether these catalogue ads are more or less effective than other forms of advertising.

We budgeted $5,000 from our marketing campaign for software distributor catalogue advertising.  We intend to place ads in catalogues that specifically target parents and children between the ages of 5 to 12.

Submission to Directories and Search Engines

We plan to submit our website to directories and search engines in order to increase our presence on the Internet, as well as to get better rankings on search results. There are many directories to which we plan to submit our website for free, such as Google (http://www.google.com), Yahoo (http://www.yahoo.com – regional Yahoos also exist), AltaVista (http://www.altavista.com) and Excite (http://www.excite.com). There are literally hundreds of such directories where we can list our software at no cost to the company.

Distribution of Software

We plan to price our software at below $200.00 for a downloadable version and slightly higher for a boxed version. According to our business model, the majority of our revenues should come from online sales of our software.

When our product is ready for commercial sale, we will enter into an agreement with PayPal to act as our credit card merchant.  PayPal is a financial  company that  accepts  and  clears  all  customer  credit  card  payments  on  behalf of participating  merchants,  such as our company. There are no short or long term contracts or obligations associated with the use of PayPal.  PayPal accepts all major credit cards (Visa, MasterCard, Discover, American Express, ECheque, and transfer of funds to and from bank accounts.)

PayPal commission varies between 1.9% to 2.9% + $0.55 per transaction.

PayPal rate structure:

$0.00 -$3,000.00	2.9% + $0.55
$3,000.01 -$12,000.00	2.5% + $0.55
$12,000.01 -$125,000.00	2.2% + $0.55
$125,000.00	1.9% + $0.55

Sources and Availability of Products and Supplies

There are no constraints on the sources or availability of products and supplies related to our business. We are producing our own software product and the distribution of the software product and services will be primarily over the internet.

Dependence on One or a Few Major Customers

We plan on selling our software products and services directly to our target market over the internet. Our Memories Funbook software will be priced for mass market consumption. Therefore, we do not anticipate dependence on one or a few major customers for at least the next 12 months or the foreseeable future.

Our Target Market

We plan to market our interactive digital software to elementary aged children between the ages of 5 to 12. The research below is based on students K-12 enrolled in schools throughout the US and Canada. This gives us the opportunity to estimate the number of potential customers within our target market.

According to the following surveys in the United States and Canada, our target market in North America is very large:

The U.S. Census Bureau’s estimate for the number of students in 2003, 75 million people — more than one-fourth of the U.S. population age 3 and older — were in school throughout the country. ( http://www.census.gov/Press-Release/www/releases/archives/education/005157.html )

There are over 150,000 K-12 schools in the US. (http://www.allschoolsandlearning.com )

These numbers do not include online schools.

According to Statistics Canada, based on a census conducted in 2006, the number of school aged children under 15 residing in Canada was 5,644,600 (http://www40.statcan.ca/l01/cst01/demo10a.htm).

Based on the foregoing information, we believe that attracting only a small percentage of our target market in North America will enable us to operate profitably. There can be no assurance, however, that our software products will appeal to our target market.

Competition

Buyonate’s competition comes from several industry participants which include companies such as Surplus CD- Rom (http://www.surpluscdrom.com) and Rusty and Rosy Learn With Me (http://www.rustyandrosy.ca) These companies currently dominate the online children’s software market and we expect them to remain the dominant force for the time being.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark protection and/or copyright protection in the United States, Canada, and other jurisdictions.

We intend to aggressively assert our rights trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

 Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of our software products. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our website is not subject to special regulatory and/or supervisory requirements.

Employees

We have no other employees other than our officers and directors.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our executive and head office is located at Suite 102 – 2620 Regatta Dr., Las Vegas, NV 89128. This is a shared office facility, which offers office space, conference and meeting rooms, secretarial and administrative services for $159 monthly. We may cancel upon 30 days written notice.  This location will serve as our primary executive offices for the foreseeable future. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “BUYO.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	N/A	N/A
September 30, 2008	N/A	N/A
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
December 31, 2007	N/A	N/A
September 30, 2007	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2008, we had thirty-six (36) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Memories Funbook software

We have not yet completed development of our Memories Funbook software as of the date of this annual report.  Our primary task in the next twelve months is to complete our software and upload it to our website.  Because of the time it has taken thus far and the problems we have encountered in developing our software, however, we have also considered working with competing companies that have existing software products, similar to those we hope to develop, to market on our website.  We have been in discussions with Yearbooklife Creator, which develops software for use in schools and in the military. Before we decide on using competing products for our website and continuing discussions with companies such as Yearbooklife, we first intend to determine whether we are able to complete our Memories Funbook software.  Our software developer is having some trouble adjusting our software to PC and Mac. We hope to have more information about these developments in the next report.

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

Results of Operations for the Year Ended December 31, 2008 and Period from July 9, 2007 (Inception) Through December 31, 2008

We generated no revenue for the period from July 9, 2007 (Date of Inception) until December 31, 2008.  We do not anticipate earning revenues until we are able to successfully market our interactive digital software for children.

Our operating expenses were $40,887 for the year ended December 31, 2008, and $40,887 for the period from July 9, 2007 (Inception) until December 31, 2008.  Our operating expenses for the year ended December 31, 2008 consisted of $24,608 in general and administrative expenses and $16,279 in professional fees.  Our operating expenses for the period from July 9, 2007 until December 31, 2008 consisted of $24,608 in general and administrative expenses and $16,279 in professional fees.

We, therefore, recorded a net loss of $40,887 for the year ended December 31, 2008, and $40,887 for the period from July 9, 2007 (Date of Inception) until December 31, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had $13 in current assets consisting solely of cash at December 31, 2008.  We had no current liabilities as of December 31, 2008. As such, at December 31, 2008, we had working capital of $13.

Funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve month period is $48,100.  Given our cash position, we will need to raise capital immediately to continue as a going concern.

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

Going Concern

We have accumulated deficit of $40,887 as of December 31, 2008.  We currently have no liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position the company so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Purchase of Significant Equipment

We do not expect to purchase any significant equipment over the twelve months.

Employees

Currently our only employees are our directors and officers. We do not expect any other material changes in the number of employees over the next 12 months.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2008.

Item 9A(T).  Controls and Procedures

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Husni Hassadiyeh, and our Chief Financial Officer, Ms. Inbar Kuta.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financing Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of December 31, 2008 are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mr. Husni Hassadiyeh	President and Director	43	July 9, 2007
Ms. Inbar Kuta	Secretary, Treasurer and Director	21	July 9, 2007

Business Experience:
The following is a brief account of the education and business experience of each director and executive officers, indicating each person's business experience, and the name and principal business of the organization by which they were employed.

Mr. Husni Hassadiyeh

Mr. Husni Hassadiyeh, our President, and Director since July 9, 2007, is a registered and licensed oral surgeon in Israel. Mr. Hassadiyeh has devoted and donated many years of his life and dental practice to helping schools on his own time by visiting the schools and providing the students with oral care. He has also organized and been involved with many fund raising activities for schools in Israel for many years.

Ms. Inbar Kuta

Ms. Kuta has been our Secretary, Treasurer and a Director since we were incorporated on July 9, 2007.  In 2005, Ms. Kuta founded a small volunteer organization in Israel called Children First, and since then she was its principal owner and manager. Ms. Kuta developed this organization to help support children that have financial hardships and need certain supplies to do well in school. She manages a volunteer support group which solicits donations of products and services such as clothing, note books, pens and pencils, art supplies, and transportation if required to and from schools.  She is a graduate of the Chaklayi School in Israel.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred with  respect to a present director,  person nominated to become director, executive officer, or  control person:  (1)  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding (excluding  traffic  violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or  vacated, of  any court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our sole director believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The sole director on the board of directors, as the case may be, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Mr. Husni Hassadiyeh, at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407 of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the sole director. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Code of Ethics

As of December 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Husni Hassadiyeh President, Chief Executive Officer, Principal Executive Officer, and Director	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Ms. Inbar Kuta Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Mr. Husni Hassadiyeh	-	-	-	-	-	-	-	-	-
Ms. Inbar Kuta	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended December 31, 2008.

Stock Option Plans

We did not have a stock option plan as of December 31, 2008

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2008 certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and by our current sole director and executive officer.  The shareholder has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Mr. Husni Hassadiyeh	2,000,000	41.58%

Common Stock	Ms. Inbar Kuta	2,000,000	41.58%

All officers as a Group		4,000,000	83.16%
(¹)

Based on 4,810,000 shares of our common stock outstanding. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(²)	The address for Mr. Husni Hassadiyeh is P.O. Box 1329, St. 2, Fureidis, 3898, Israel The address for Ms. Inbar Kuta is 3 Talpiyut St. Karkur-Pardess Hana, Israel, 37000

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$4,000	-	-	-
2007	$4,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2008 and 2007;
F-3	Statements of Operations for the year ended December 31, 2008, the period from inception to December 31, 2007, and the period from inception to December 31, 2008;
F-4	Statement of Stockholders’ Equity for period from inception to December 31, 2008;
F-5	Statements of Cash Flows for the year ended December 31, 2008, the period from inception to December 31, 2007, and the period from inception to December 31, 2008;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Moore & Associates Chartered
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on July 25, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Buyonate, Inc.

By:	/s/ Husni Hassadiyeh
Husni Hassadiyeh, President and Director (Principal Executive Officer)
March 5, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Husni Hassadiyeh
Husni Hassadiyeh, President and Director (Principal Executive Officer)
March 5, 2009

By:	/s/ Inbar Kuta
Inbar Kuta, Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director
March 5, 2009

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Buyonate, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Buyonate, Inc. (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and since inception on July 9, 2007 through December 31, 2007 and since inception on July 9, 2007 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buyonate, Inc. (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and since inception on July 9, 2007 through December 31, 2007 and since inception on July 9, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $40,887, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
February 10, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

BUYONATE, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31, 2008	December 31, 2007

CURRENT ASSETS

Cash	$13	$17,000

Total Current Assets	13	17,000

TOTAL ASSETS	$13	$17,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS' EQUITY

Preferred stock, 50,00,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 4,810,000 shares issued and outstanding	481	481
Additional paid-in capital	40,889	40,419
Stock subscription receivable	-	(23,900)
Deficit accumulated during the development stage	(41,357)	-

Total Stockholders' Equity	13	17,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13	$17,000

The accompanying notes are an integral part of these financial statements.

BUYONATE, INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended December 31, 2008	From Inception on July 9, 2007 Through December 31, 2007	From Inception on July 9, 2007 Through December 31, 2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	24,608	-	24,608
Professional fees	16,279	-	16,279

Total Operating Expenses	40,887	-	40,887

LOSS FROM OPERATIONS	(40,887)	-	(40,887)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

LOSS BEFORE INCOME TAXES	(40,887)	-	(40,887)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(40,887)	$-	$(40,887)

BASIC LOSS PER SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,810,000	4,135,000

The accompanying notes are an integral part of these financial statements.

BUYONATE, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

	Common Stock		Additional Paid-In	Stock Subscription	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity

Balance, July 9, 2007	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.0001 per share	4,000,000	400	-	-	-	400

Common stock issued for cash at $0.05 per share	810,000	81	40,419	(23,900)	-	16,600

Net loss from inception through December 31, 2007	-	-	-	-	-	-

Balance, December 31, 2007	4,810,000	481	40,419	(23,900)	-	17,000

Stock subscriptions received	-	-	-	23,900	-	23,900

Net loss for the year ended December 31, 2008	-	-	-	-	(40,887)	(40,887)

Balance, December 31, 2008	4,810,000	$481	$40,419	$-	$(40,887)	$13

The accompanying notes are an integral part of these financial statements.

BUYONATE, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Twelve months Ended December 31, 2008	From Inception on July 9, 2007 Through December 31, 2007	From Inception on July 9, 207 Through December 31, 2008

OPERATING ACTIVITIES

Net loss	$(40,887)	$-	$(40,887)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Common stock issued for services	-	-	-

Net Cash Used in Operating Activities	(40,887)	-	(40,887)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	23,900	17,000	40,900

Net Cash Provided by Financing Activities	23,900	17,000	40,900

NET DECREASE IN CASH	(16,987)	17,000	13

CASH AT BEGINNING OF PERIOD	17,000	-	-

CASH AT END OF PERIOD	$13	$17,000	$13

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Buyonate, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Buyonate, Inc., a development stage company, was incorporated in the State of Nevada on July 9, 2007 to engage in developing user-friendly/child friendly interactive digital software for children between the ages of 5 to 12 years old. The Company has no revenues and limited operations and is accordingly classified as a development stage company.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic Loss per Common Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2008.

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Loss (numerator)	$(40,887)	$-
Shares (denominator)	4,810,000	4,135,000
Per share amount	$(0.01)	$-

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising costs when incurred. The Company did not incur any advertising expense during the years ended December 31, 2008 and 2007.

Buyonate, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 Requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	For the Year Ended December 31, 2008	From inception through December 31, 2007
Income tax expense at statutory rate	$(15,946)	$-
Valuation allowance	15,946	-
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2008	December 31, 2007
NOL Carryover	$15,946	$-
Valuation allowance	(15,946)	-
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $40,887 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Buyonate, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes (Continued)

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

Stock-based compensation.
As of December 31, 2008, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is not required to adopt FSP EITF 03-6-1; neither do it believe that FSP EITF 03-6-1 would have material effect on the Company’s financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or

Buyonate, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)

document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

Buyonate, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment

Buyonate, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)

to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of SFAS No.159 did not have an effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

2.           EQUITY TRANSACTIONS

On July 9, 2007 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash and services of $400.

During December 2007, the Company closed a private placement for 810,000 common shares at a price of $0.05 per share, or an aggregate of $40,500. The Company received $16,600 of the proceeds in 2007 and $23,900 in 2008.

Buyonate, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

3.           GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $40,887 as of December 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.