Form 10-Q
period 2009-03-31
Buyonate Inc.
filed 2009-05-04
CIK 1440770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2009

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the transition period __________ to __________

                       Commission File Number: 333-152535


                                 Buyonate, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                98-0550385
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                           2620 Regatta Dr., Suite 102
                               Las Vegas, NV 89128
                    (Address of principal executive offices)

                                 1-888-419-2112
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,810,000 common shares as of March 31, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                                 3
Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8
Item 3:  Quantitative and Qualitative Disclosures About Market Risk          10
Item 4T: Controls and Procedures                                             10

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   10
Item 1A: Risk Factors                                                        10
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds         10
Item 3:  Defaults Upon Senior Securities                                     10
Item 4:  Submission of Matters to a Vote of Security Holders                 10
Item 5:  Other Information                                                   11
Item 6:  Exhibits                                                            11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL

                                 BUYONATE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2009, AND DECEMBER 31, 2008

                                                                         March 31,         December 31,
                                                                           2009               2008
                                                                         --------           --------
                                                                        (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $    493           $     13
                                                                         --------           --------

      Total Current Assets                                                    493                 13
                                                                         --------           --------

      TOTAL ASSETS                                                       $    493           $     13
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable related party                                         $  3,250           $     --
                                                                         --------           --------

      Total Current Liabilities                                             3,250                 --
                                                                         --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, 50,00,000 shares authorized at par value
   of $0.0001, no shares issued and outstanding                                --                 --
  Common stock, 100,000,000 shares authorized at par value
   of $0.0001, 4,810,000 shares issued and outstanding                        481                481
  Additional paid-in capital                                               40,419             40,419
  Deficit accumulated during the development stage                        (43,657)           (40,887)
                                                                         --------           --------

      Total Stockholders' Equity (Deficit)                                 (2,757)                13
                                                                         --------           --------
      TOTAL LIABILITIES AND AND STOCKHOLDERS' EQUITY (DEFICIT)           $    493           $     13
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                                 BUYONATE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2009
             AND 2008, AND CUMULATIVE FROM INCEPTION (JULY 9, 2007)
                             THROUGH MARCH 31, 2009
                                   (UNAUDITED)

                                         For the              For the           From Inception
                                       Three months         Three months        on July 9, 2007
                                          Ended                Ended               Through
                                         March 31,            March 31,            March 31,
                                           2009                 2008                 2009
                                        ----------           ----------           ----------
REVENUES                                $      499           $       --           $      499

OPERATING EXPENSES
  General and administrative                    19                1,295               24,627
  Professional fees                          3,250                   --               19,529
                                        ----------           ----------           ----------

      Total Operating Expenses               3,269                1,295               44,156
                                        ----------           ----------           ----------

LOSS FROM OPERATIONS                        (2,770)              (1,295)             (43,657)
                                        ----------           ----------           ----------
OTHER EXPENSES
  Interest expense                              --                   --                   --
                                        ----------           ----------           ----------

      Total Other Expenses                      --                   --                   --
                                        ----------           ----------           ----------

LOSS BEFORE INCOME TAXES                    (2,770)              (1,295)             (43,657)
INCOME TAX EXPENSE                              --                   --                   --
                                        ----------           ----------           ----------

NET LOSS                                $   (2,770)          $   (1,295)          $  (43,657)
                                        ==========           ==========           ==========

BASIC LOSS PER SHARE                    $    (0.00)          $     0.00
                                        ==========           ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                   4,810,000            4,810,000
                                        ==========           ==========


  The accompanying notes are an integral part of these financial statements

                                 BUYONATE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                           Deficit
                                                                                         Accumulated       Total
                                       Common Stock         Additional      Stock         During the    Stockholders'
                                    -------------------      Paid-In     Subscription    Development      Equity
                                    Shares       Amount      Capital      Receivable        Stage        (Deficit)
                                    ------       ------      -------      ----------        -----        ---------
Balance, July 9, 2007                    --      $  --      $     --       $     --       $      --      $     --

Common stock issued for cash
 at $0.0001 per share             4,000,000        400            --             --              --           400

Common stock issued for cash
 at $0.05 per share                 810,000         81        40,419        (23,900)             --        16,600

Net loss from inception
 through December 31, 2007               --         --            --             --              --            --
                                  ---------      -----      --------       --------       ---------      --------

Balance, December 31, 2007        4,810,000        481        40,419        (23,900)             --        17,000

Stock subscriptions received             --         --            --         23,900              --        23,900

Net loss for the year
 ended December 31, 2008                 --         --            --             --         (40,887)      (40,887)
                                  ---------      -----      --------       --------       ---------      --------

Balance, December 31, 2008        4,810,000        481        40,419             --         (40,887)           13

Net loss for the three months
 ended March 31, 2009                    --         --            --             --          (2,770)       (2,770)
                                  ---------      -----      --------       --------       ---------      --------

Balance, March 31, 2009           4,810,000      $ 481      $ 40,419       $     --       $ (43,657)     $ (2,757)
                                  =========      =====      ========       ========       =========      ========


    The accompanying notes are an integral part of these financial statements

                                 BUYONATE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008,
                  AND CUMULATIVE FROM INCEPTION (JULY 9, 2007)
                             THROUGH MARCH 31, 2009
                                   (UNAUDITED)

                                                               For the            For the         From Inception
                                                             Three months       Three months      on July 9, 2007
                                                                Ended              Ended             Through
                                                               March 31,          March 31,          March 31,
                                                                 2009               2008               2009
                                                               --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                                     $ (2,770)          $ (1,295)          $(43,657)
  Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities:
     Increase in related party payable                            3,250                 --              3,250
                                                               --------           --------           --------

        Net Cash Provided by (Used in) Operating Activities         480             (1,295)           (40,407)
                                                               --------           --------           --------

INVESTING ACTIVITIES                                                 --                 --                 --
                                                               --------           --------           --------

FINANCING ACTIVITIES
  Common stock issued for cash                                       --                 --             40,900
                                                               --------           --------           --------

        Net Cash Provided by Financing Activities                    --                 --             40,900
                                                               --------           --------           --------

NET INCREASE (DECREASE)  IN CASH                                    480             (1,295)               493

CASH AT BEGINNING OF PERIOD                                          13             17,000                 --
                                                               --------           --------           --------

CASH AT END OF PERIOD                                          $    493           $ 15,705           $    493
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                                     $     --           $     --           $     --
  Income Taxes                                                 $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                                 BUYONATE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                      MARCH 31, 2009 AND DECEMBER 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management's plans include of investing in and developing all types of businesses related to the entertainment industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008 AND PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH MARCH 31, 2009

We generated $499 in revenue for the three months ended March 31, 2009 compare to $0 for the three months ended March 31, 2008. We generate $499 in revenue for the period from July 9, 2007 (Date of Inception) until March 31, 2009.

Our operating expenses were $2,770 for the three months ended March 31, 2009 compared to $1,295 for the three months ended March 31, 2008. Our operating expenses for the three months ended March 31, 2009 consisted of $19 in general and administrative expenses and $3,250 in professional fees. Our operating expenses for the three months ended March 31, 2008 consisted of $1,295 in general and administrative expenses and $0 in professional fees. Our operating expenses for the period from July 9, 2007 until March 31, 2009 consisted of $24,627 in general and administrative expenses and $19,529 in professional fees.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, the professional fees to be incurred in connection with our becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

We have raised $400 from the sale of stock to our officer and directors and $40,500 through a private placement to 36 non-affiliated investors. As of March 31, 2009, we had a working capital of approximately $493.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve month period is $48,100. Given our current cash position of $493, we will experience a shortfall in the next twelve months.

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

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management's plans include of investing in and developing all types of businesses related to the entertainment industry.

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

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, there were no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Husni Hassadiyeh, and our Chief Financial Officer, Inbar Kuta. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

                           PART II - OTHER INFORMATION

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number                     Description of Exhibit
--------------                     ----------------------

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

Buyonate, Inc.

Date: May 4, 2009


By: /s/ Husni Hassadiyeh
   ----------------------------------------
       Husni Hassadiyeh
Title: Chief Executive Officer and Director