Form 10-Q
period 2009-06-30
Buyonate Inc.
filed 2009-08-03
CIK 1440770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2009

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

                             # 803 5348 Vegas Drive
                               Las Vegas, NV 89108
                    (Address of principal executive offices)

                                 1-702-939-6505
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,810,000 common shares as of June 30, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                                  3

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

Item 3:  Quantitative and Qualitative Disclosures About Market Risk           11

Item 4T: Controls and Procedures                                              11

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                    11

Item 1A: Risk Factors                                                         11

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          11

Item 3:  Defaults Upon Senior Securities                                      11

Item 4:  Submission of Matters to a Vote of Security Holders                  11

Item 5:  Other Information                                                    12

Item 6:  Exhibits                                                             12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL

                                 BUYONATE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                   AS OF JUNE 30, 2009, AND DECEMBER 31, 2008

                                                                      June 30,         December 31,
                                                                        2009               2008
                                                                      --------           --------
                                                                     (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $  1,058           $     13
                                                                      --------           --------

      Total Current Assets                                               1,058                 13
                                                                      --------           --------

      TOTAL ASSETS                                                    $  1,058           $     13
                                                                      ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                    $  1,250           $     --
  Accounts payable related party                                         3,250                 --
                                                                      --------           --------

      Total Current Liabilities                                          4,500                 --
                                                                      --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, 50,00,000 shares authorized at par value
   of $0.0001, no shares issued and outstanding                             --                 --
  Common stock, 100,000,000 shares authorized at par value
   of $0.0001, 4,810,000 shares issued and outstanding                     481                481
  Additional paid-in capital                                            40,419             40,419
  Deficit accumulated during the development stage                     (44,342)           (40,887)
                                                                      --------           --------

      Total Stockholders' Equity (Deficit)                              (3,442)                13
                                                                      --------           --------

      TOTAL LIABILITIES AND AND STOCKHOLDERS' EQUITY (DEFICIT)        $  1,058           $     13
                                                                      ========           ========


    The accompanying notes are an integral part of these financial statements

                                 BUYONATE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND
         CUMULATIVE FROM INCEPTION (JULY 9, 2007) THROUGH JUNE 30, 2009
                                   (UNAUDITED)

                                                                                                    From Inception on
                                        For the Three Months Ended       For the Six Months Ended      July 9, 2007
                                                 June 30,                        June 30,                Through
                                        --------------------------      --------------------------       June 30,
                                           2009            2008            2009           2008             2009
                                        ----------      ----------      ----------      ----------      ----------
REVENUES                                $      960      $       --      $    1,459      $       --      $    1,459

OPERATING EXPENSES
  General and administrative                   103           3,073             122           4,368          24,730
  Professional fees                          1,542           2,500           4,792           2,500          21,071
                                        ----------      ----------      ----------      ----------      ----------
      Total Operating Expenses               1,645           5,573           4,914           6,868          45,801
                                        ----------      ----------      ----------      ----------      ----------

LOSS FROM OPERATIONS                          (685)         (5,573)         (3,455)         (6,868)        (44,342)
                                        ----------      ----------      ----------      ----------      ----------
OTHER EXPENSES
  Interest expense                              --              --              --              --              --
                                        ----------      ----------      ----------      ----------      ----------
      Total Other Expenses                      --              --              --              --              --
                                        ----------      ----------      ----------      ----------      ----------

LOSS BEFORE INCOME TAXES                      (685)         (5,573)         (3,455)         (6,868)        (44,342)
INCOME TAX EXPENSE                              --              --              --              --              --
                                        ----------      ----------      ----------      ----------      ----------

NET LOSS                                $     (685)     $   (5,573)     $   (3,455)     $   (6,868)     $  (44,342)
                                        ==========      ==========      ==========      ==========      ==========

BASIC LOSS PER SHARE                    $    (0.00)     $     0.00      $    (0.00)     $     0.00
                                        ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                   4,810,000       4,810,000       4,810,000       4,810,000
                                        ==========      ==========      ==========      ==========


    The accompanying notes are an integral part of these financial statements

                                 BUYONATE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                           Deficit
                                                                                         Accumulated       Total
                                       Common Stock         Additional      Stock         During the    Stockholders'
                                    -------------------      Paid-In     Subscription    Development      Equity
                                    Shares       Amount      Capital      Receivable        Stage        (Deficit)
                                    ------       ------      -------      ----------        -----        ---------
Balance, July 9, 2007                    --      $  --      $     --       $     --       $      --      $     --

Common stock issued for cash
 at $0.0001 per share             4,000,000        400            --             --              --           400

Common stock issued for cash
 at $0.05 per share                 810,000         81        40,419        (23,900)             --        16,600

Net loss from inception
 through December 31, 2007               --         --            --             --              --            --
                                  ---------      -----      --------       --------       ---------      --------

Balance, December 31, 2007        4,810,000        481        40,419        (23,900)             --        17,000

Stock subscriptions received             --         --            --         23,900              --        23,900

Net loss for the year
 ended December 31, 2008                 --         --            --             --         (40,887)      (40,887)
                                  ---------      -----      --------       --------       ---------      --------

Balance, December 31, 2008        4,810,000        481        40,419             --         (40,887)           13

Net loss for the six months
 ended June 30, 2009                     --         --            --             --          (3,455)       (3,455)
                                  ---------      -----      --------       --------       ---------      --------

Balance, June 30, 2009            4,810,000      $ 481      $ 40,419       $     --       $ (44,342)     $ (3,442)
                                  =========      =====      ========       ========       =========      ========


   The accompanying notes are an integral part of these financial statements

                                 BUYONATE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND
         CUMULATIVE FROM INCEPTION (JULY 9, 2007) THROUGH JUNE 30, 2009
                                   (UNAUDITED)

                                                                                               From Inception on
                                                                   For the Six Months Ended       July 9, 2007
                                                                          June 30,                  Through
                                                                   ------------------------         June 30,
                                                                     2009            2008             2009
                                                                   --------        --------         --------
OPERATING ACTIVITIES
  Net loss                                                         $ (3,455)       $ (6,868)        $(44,342)
  Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities:
     Increase in accounts payable                                     1,250              --            1,250
                                                                   --------        --------         --------
          Net Cash Provided by (Used in) Operating Activities        (2,205)         (6,868)         (43,092)
                                                                   --------        --------         --------

INVESTING ACTIVITIES                                                     --              --               --
                                                                   --------        --------         --------
FINANCING ACTIVITIES
  Increase in related party payable                                   3,250              --            3,250
  Common stock issued for cash                                           --          23,900           40,900
                                                                   --------        --------         --------
          Net Cash Provided by Financing Activities                   3,250          23,900           44,150
                                                                   --------        --------         --------

NET INCREASE (DECREASE)  IN CASH                                      1,045          17,032            1,058

CASH AT BEGINNING OF PERIOD                                              13          17,000               --
                                                                   --------        --------         --------

CASH AT END OF PERIOD                                              $  1,058        $ 34,032         $  1,058
                                                                   ========        ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                                         $     --        $     --         $     --
  Income Taxes                                                     $     --        $     --         $     --


   The accompanying notes are an integral part of these financial statements

                                 BUYONATE, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2009 and December 31, 2008


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                                 BUYONATE, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2009 and December 31, 2008


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued FAS 165, "Subsequent Events".. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company's financial condition or results of operation.

In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets" an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)". FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles".. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company's results of operations, financial condition or cash flows.

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

OVERVIEW

We are in the business of selling user-friendly software that creates interactive digital yearbooks for schools. The software allows schools and clubs to create and burn their own interactive digital yearbooks on CD/DVD. Our software makes it simple to upload digital photos, videos, and music to the schools digital yearbook.. The software is easy to use and enables both teachers and students to quickly turn their memories into easy to share CD and DVD's. These digital yearbooks are based on their school's events, classes, friends and activities. Our target market is primarily elementary schools, high schools and clubs.

Our offices are currently located at: # 803-5348 Vegas Drive Las Vegas, NV 89108. Our telephone number is 1-702-939-6505.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008 AND PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH JUNE 30, 2009

We generated $960 in revenue for the three months ended June 30, 2009 compare to $0 for the three months ended June 30, 2008. We generated $1,459 in revenue for the period from July 9, 2007 (Date of Inception) until June 30, 2009.

Our operating expenses were $1,645 for the three months ended June 30, 2009 compared to $5,573 for the three months ended June 30, 2008.. Our operating expenses for the three months ended June 30, 2009 consisted of $103 in general and administrative expenses and $1,542 in professional fees. Our operating expenses for the three months ended June 30, 2008 consisted of $3,073 in general and administrative expenses and $2,500 in professional fees. Our operating expenses for the period from July 9, 2007 until June 30, 2009 consisted of $24,730 in general and administrative expenses and $21,071 in professional fees.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, the professional fees to be incurred in connection with our becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

We have raised $400 from the sale of stock to our officer and directors and $40,500 through a private placement to 36 non-affiliated investors. As of June 30, 2009, we had a working capital of approximately $1,058.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve month period is $48,100. Given our current cash position of $1,058 we will experience a shortfall in the next twelve months.

How long Buyonate, Inc will be able to satisfy its cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We estimate that our current cash balances will be extinguished by September 2009 provided we do not have any unanticipated expenses.

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

OFF BALANCE SHEET ARRANGEMENTS

As of July 30, 2009, there were no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Husni Hassadiyeh, and our Chief Financial Officer, Inbar Kuta. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009..

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number                              Description of Exhibit
------                              ----------------------

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

Date: July 30, 2009


By: /s/ Husni Hassadiyeh
   ----------------------------------------
       Husni Hassadiyeh
Title: Chief Executive Officer and Director