Form 10-Q
period 2009-09-30
Buyonate Inc.
filed 2009-11-16
CIK 1440770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2009

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

                             # 803-5348 Vegas Drive
                               Las Vegas, NV 89108
                    (Address of principal executive offices)

                                 1-702-939-6505
                           (Issuer's telephone number)

                2620 Regatta Dr., Suite 102, Las Vegas, NV 89128
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ? No ?

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

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,810,000 common shares as of November 13, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                                  3

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

Item 3:  Quantitative and Qualitative Disclosures About Market Risk           11

Item 4T: Controls and Procedures                                              11

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                    12

Item 1A: Risk Factors                                                         12

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          12

Item 3:  Defaults Upon Senior Securities                                      12

Item 4:  Submission of Matters to a Vote of Security Holders                  12

Item 5:  Other Information                                                    12

Item 6:  Exhibits                                                             12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL

                                 BUYONATE, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                       September 30,       December 31,
                                                                           2009               2008
                                                                         --------           --------
                                                                        (unaudited)        (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $    307           $     13
                                                                         --------           --------

      Total Current Assets                                                    307                 13
                                                                         --------           --------

      TOTAL ASSETS                                                       $    307           $     13
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                       $  2,250           $     --
  Accounts payable - related party                                          3,250                 --
                                                                         --------           --------

      Total Current Liabilities                                             5,500                 --
                                                                         --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, 50,000,000 shares authorized at par value
   of $0.0001, no shares issued and outstanding                                --                 --
  Common stock, 100,000,000 shares authorized at par value
   of $0.0001, 4,810,000 shares issued and outstanding                        481                481
  Additional paid-in capital                                               40,419             40,419
  Deficit accumulated during the development stage                        (46,093)           (40,887)
                                                                         --------           --------

      Total Stockholders' Equity (Deficit)                                 (5,193)                13
                                                                         --------           --------

      TOTAL LIABILITIES AND AND STOCKHOLDERS' EQUITY (DEFICIT)           $    307           $     13
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                                 BUYONATE, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                       From Inception
                                                                                                       on July 9, 2007
                                      For the Three Months Ended        For the Nine Months Ended          through
                                             September 30,                     September 30,            September 30,
                                        2009             2008             2009             2008             2009
                                     -----------      -----------      -----------      -----------      -----------
REVENUES                             $       499      $        --      $     1,958      $        --      $     1,958

OPERATING EXPENSES
  General and administrative               1,250            3,889            1,664            8,257           26,272
  Professional fees                        1,000            7,120            5,500            9,620           21,779
                                     -----------      -----------      -----------      -----------      -----------

      Total Operating Expenses             2,250           11,009            7,164           17,877           48,051
                                     -----------      -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                      (1,751)         (11,009)          (5,206)         (17,877)         (46,093)

OTHER EXPENSES
  Interest expense                            --               --               --               --               --
                                     -----------      -----------      -----------      -----------      -----------

      Total Other Expenses                    --               --               --               --               --
                                     -----------      -----------      -----------      -----------      -----------

LOSS BEFORE INCOME TAXES                  (1,751)         (11,009)          (5,206)         (17,877)         (46,093)
INCOME TAX EXPENSE                            --               --               --               --               --
                                     -----------      -----------      -----------      -----------      -----------

NET LOSS                             $    (1,751)     $   (11,009)     $    (5,206)     $   (17,877)     $   (46,093)
                                     ===========      ===========      ===========      ===========      ===========

BASIC and DILUTED LOSS PER SHARE     $     (0.00)     $     (0.00)     $     (0.00)     $     (0.00)
                                     ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING -
 BASIC and DILUTED                     4,810,000        4,810,000        4,810,000        4,810,000


    The accompanying notes are an integral part of these financial statements

                                 BUYONATE, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                                           Deficit
                                                                                         Accumulated       Total
                                       Common Stock         Additional      Stock         During the    Stockholders'
                                    -------------------      Paid-In     Subscription    Development      Equity
                                    Shares       Amount      Capital      Receivable        Stage        (Deficit)
                                    ------       ------      -------      ----------        -----        ---------
Balance, July 9, 2007                    --      $  --      $     --       $     --       $      --      $     --

Common stock issued for cash
 at $0.0001 per share             4,000,000        400            --             --              --           400

Common stock issued for cash
 at $0.05 per share                 810,000         81        40,419        (23,900)             --        16,600

Net loss from inception
 through December 31, 2007               --         --            --             --              --            --
                                  ---------      -----      --------       --------       ---------      --------

Balance, December 31, 2007        4,810,000        481        40,419        (23,900)             --        17,000

Stock subscriptions received             --         --            --         23,900              --        23,900

Net loss for the year
 ended December 31, 2008                 --         --            --             --         (40,887)      (40,887)
                                  ---------      -----      --------       --------       ---------      --------

Balance, December 31, 2008        4,810,000        481        40,419             --         (40,887)           13

Net loss for the nine months
 ended September 30, 2009                --         --            --             --         (5,206)        (5,206)
                                  ---------      -----      --------       --------       ---------      --------

Balance, September 30, 2009       4,810,000      $ 481      $ 40,419       $     --       $ (46,093)     $ (5,193)
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

                                 BUYONATE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                            From Inception
                                                                                            on July 9, 2007
                                                             For the Nine Months Ended          through
                                                                    September 30,            September 30,
                                                               2009             2008             2009
                                                             --------         --------         --------
OPERATING ACTIVITIES
  Net loss                                                   $ (5,206)        $(17,877)        $(46,093)
  Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities:
     Increase in accounts payable                               2,250               --            2,250
                                                             --------         --------         --------
          Net Cash (Used in) Operating Activities              (2,956)         (17,877)         (43,843)


INVESTING ACTIVITIES                                               --               --               --
                                                             --------         --------         --------
FINANCING ACTIVITIES
  Increase in related party payable                             3,250               --            3,250
  Common stock issued for cash/subscription
   receivable                                                      --           23,900           40,900
                                                             --------         --------         --------
          Net Cash Provided by Financing Activities             3,250           23,900           44,150

NET INCREASE IN CASH                                              294            6,023              307

CASH AT BEGINNING OF PERIOD                                        13           17,000               --
                                                             --------         --------         --------

CASH AT END OF PERIOD                                        $    307         $ 23,023         $    307
                                                             ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                                   $     --         $     --         $     --
  Income Taxes                                               $     --         $     --         $     --


   The accompanying notes are an integral part of these financial statements.

                                 BUYONATE, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2009 and December 31, 2008


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

                                 BUYONATE, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2009 and December 31, 2008


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled "Subsequent Events". Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company's financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 nd interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009, shareholders of the Company paid $3,250 of its operating expenses. The amounts paid are carried as a related party payable in the Company's financial statements.

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

OVERVIEW

We are in the business of selling user-friendly software that creates interactive digital yearbooks for schools. The software allows schools and clubs to create and burn their own interactive digital yearbooks on CD/DVD. Our software makes it simple to upload digital photos, videos, and music to the schools digital yearbook. The software is easy to use and enables both teachers and students to quickly turn their memories into easy to share CD and DVD's. These digital yearbooks are based on their school's events, classes, friends and activities. Our target market is primarily elementary schools, high schools and clubs.

Our offices are currently located at: # 803-5348 Vegas Drive, Las Vegas, NV 89108. Our telephone number is 1-702-939-6505.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009

We generated $499 in revenue for the three months ended September 30, 2009 compare to $0 for the three months ended September 30, 2008. We generated $1,958 in revenue for the period from July 9, 2007 (Date of Inception) until September 30, 2009.

Our operating expenses were $2,250 for the three months ended September 30, 2009 compared to $11,009 for the three months ended September 30, 2008. Our operating expenses for the three months ended September 30, 2009 consisted of $1,250 in general and administrative expenses and $1,000 in professional fees. Our operating expenses for the three months ended September 30, 2008 consisted of $3,889 in general and administrative expenses and $7,120 in professional fees. Our operating expenses for the period from July 9, 2007 until September 30, 2009 consisted of $26,272 in general and administrative expenses and $21,779 in professional fees.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, the professional fees to be incurred in connection with our becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

We have raised $400 from the sale of stock to our officer and directors and $40,500 through a private placement to 36 non-affiliated investors. As of September 30, 2009, we had a working deficit of approximately $5,193.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve month period is $48,000. Given our current cash position of $307 we will experience a shortfall in the next twelve months.

How long Buyonate, Inc will be able to satisfy its cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We estimate that our current cash balances will be extinguished by December 2009 provided we do not have any unanticipated expenses.

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

OFF BALANCE SHEET ARRANGEMENTS

As of November 12, 2009, there were no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Husni Hassadiyeh, and our Chief Financial Officer, Inbar Kuta. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

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

Buyonate, Inc.

Date: November 12, 2009


By: /s/ Husni Hassadiyeh
   -------------------------------------------
       Husni Hassadiyeh
Title: Chief Executive Officer and Director