Form 10-K/A
period 2008-12-31
Buyonate Inc.
filed 2010-02-12
CIK 1440770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended: December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from _________ to ________

                       Commission file number: 333-152535

                                 Buyonate, Inc.
             (Exact name of registrant as specified in its charter)

              Nevada                                             98-0550385
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

     Suite 803 - 5348 Vegas Drive
            Las Vegas, NV                                          89108
(Address of principal executive offices)                         (Zip Code)

                 Registrant's telephone number: 1-702-939-6505

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      none                                           not applicable

         Securities registered under Section 12(g) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,810,000 as of February 9, 2010.

EXPLANATORY NOTE: This amended Form 10-K is filed in response to advice by the U.S. Securities and Exchange Commission that on August 27, 2009, the PCAOB revoked the registration of our prior auditor, Moore & Associates Chartered and that due to the revocation, a re-audit of the Company's financial statements for the year ended December 31, 2008 would be required. For this purpose, our new auditor, GBH CPAs, PC, has conducted a re-audit of the Company's financial statements for the year ended December 31, 2008, for the period from Inception (July 9, 2007) through December 31, 2007 and for the period from Inception (July 9, 2007) through December 31, 2008. In compliance with the SEC's notification, this report incorporates the re-audited Company financial statements for the year ended December 31, 2008, for the period from Inception (July 9, 2007) through December 31, 2007 and for the period from Inception (July 9, 2007) through December 31, 2008. The Company has also updated its Management's Discussion and Analysis.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.     Business                                                           4

Item 1A.    Risk Factors                                                       7

Item 1B.    Unresolved Staff Comments                                          8

Item 2.     Properties                                                         8

Item 3.     Legal Proceedings                                                  8

Item 4.     Submission of Matters to a Vote of Security Holders                8

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters and Issuer Purchases of Equity Securities                  8

Item 6.     Selected Financial Data                                           10

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        14

Item 8.     Financial Statements and Supplementary Data                       14

Item 9.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          14

Item 9A(T). Controls and Procedures                                           14

Item 9B.    Other Information                                                 16

                                    PART III

Item 10.    Directors, Executive Officers and Corporate Governance            16

Item 11.    Executive Compensation                                            18

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   20

Item 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                      21

Item 14.    Principal Accountant Fees and Services                            21

                                    PART IV

Item 15.    Exhibits, Financial Statement Schedules                           22

                                     PART I

ITEM 1. BUSINESS

OUR BUSINESS

OVERVIEW OF THE COMPANY

We were incorporated on July 9, 2007. We are focused on developing and offering software products for the creation of interactive digital software for children. Our offices are currently located at: Suite 803-5348 Vegas Drive, Las Vegas, NV 89108. Our telephone number is 1-702-939-6505. We have secured a domain name - www.buyonate.com.

Objectives

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

 - We believe that usage growth (in part because of ongoing broadband adoption) should continue to be higher (perhaps 20-30%), thus demonstrating compelling underlying growth trends.

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

MARKETING STRATEGY

We market our interactive digital Memories FunBook software with a web-based marketing campaign. This web-based campaign includes the following:

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

We have budgeted $5,000 from our marketing campaign for software distributor catalogue advertising. We intend to place ads in catalogues that specifically target parents and children between the ages of 5 to 12.

SUBMISSION TO DIRECTORIES AND SEARCH ENGINES

We have to submitted our website to directories and search engines in order to increase our presence on the Internet, as well as to get better rankings on search results. There are many directories to which we plan to submit our website for free, such as Google ( http://www.google.com ), Yahoo ( http://www.yahoo.com - regional Yahoos also exist), AltaVista ( http://www.altavista.com ) and Excite ( http://www.excite.com ). There are literally hundreds of such directories where we can list our software at no cost to the company.

DISTRIBUTION OF SOFTWARE

The price of our software is $499 for a downloadable version or boxed version. According to our business model, the majority of our revenues should come from online sales of our software.

We have entered into an agreement with PayPal to act as our credit card merchant. PayPal is a financial company that accepts and clears all customer credit card payments on behalf of participating merchants, such as our company. There are no short or long term contracts or obligations associated with the use of PayPal. PayPal accepts all major credit cards (Visa, MasterCard, Discover, American Express, ECheque, and transfer of funds to and from bank accounts.)

PayPal's commission varies between 1.9% to 2.9% + $0.55 per transaction.

PayPal rate structure:

            $0.00 - $3,000.00                  2.9% + $0.55
            $3,000.01 - $12,000.00             2.5% + $0.55
            $12,000.01 - $125,000.00           2.2% + $0.55
            $125,000.00                        1.9% + $0.55

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

We resell software from a supplier, YearBook Alive; otherwise there are no constraints on the sources or availability of products and supplies related to our business.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We sell our software products and services directly to our target market over the internet. Our Memories Funbook software will be priced for mass market consumption. Therefore, we do not anticipate dependence on one or a few major customers for at least the next 12 months or the foreseeable future.

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

According to the following surveys in the United States and Canada, our target market in North America is very large:

The U.S. Census Bureau's estimate for the number of students in 2003, 75 million people -- more than one-fourth of the U.S. population age 3 and older -- were in school throughout the country. (http://www.census.gov/Press-Release/www/releases /archives/education/005157.html)

There are over 150,000 K-12 schools in the US.
(http://www.allschoolsandlearning.com )

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

COMPETITION

Buyonate's competition comes from several industry participants which include companies such as Surplus CD- Rom (http://www.surpluscdrom.com) and Rusty and Rosy Learn With Me ( http://www.rustyandrosy.ca ) These companies currently dominate the online children's software market and we expect them to remain the dominant force for the time being.

REGULATORY MATTERS

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of our resale of software products. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our website is not subject to special regulatory and/or supervisory requirements.

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

ITEM 2. PROPERTIES

Our offices are currently located at: Suite 803-5348 Vegas Drive, Las Vegas, NV 89108. Our telephone number is 1-702-939-6505. This is a shared office facility, which offers office space, conference and meeting rooms, secretarial and administrative services for approximately $600 annually. We may cancel upon 30 days written notice. This location will serve as our primary executive offices for the foreseeable future. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board ("OTCBB"), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol "BUYO."

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                      Fiscal Year Ending December 31, 2008

           Quarter Ended                  High $            Low $
           -------------                  ------            -----
        December 31, 2008                  N/A               N/A
        September 30, 2008                 N/A               N/A
        June 30, 2008                      N/A               N/A
        March 31, 2008                     N/A               N/A

                      Fiscal Year Ending December 31, 2007

           Quarter Ended                  High $            Low $
           -------------                  ------            -----
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

OUR MEMORIES FUNBOOK SOFTWARE

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

OUR BUSINESS OBJECTIVES ARE:

     * To sell interactive digital software that will benefit elementary aged children giving them the opportunity to not just create but also burn their own digital Memories FunBooks on CD/DVD for their friends, family and themselves. This software will be offered to schools as well as the general public targeted for children between the ages of 5 to 12;

     * To execute our web-based marketing campaign and to create interest in our product; and

     * To establish a brand name that will be associated with user-friendly interactive digital software.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 AND PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008

We generated no revenue for the period from July 9, 2007 (Date of Inception) until December 31, 2008. We do not anticipate earning significant and consistent revenues until we are able to successfully market our interactive digital software for children.

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

Funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the next twelve month period is $48,100.

As of December 31, 2008, we have not had any income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our website costs greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

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

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, there were no significant off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements annexed to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 7, 2009, Board of Directors of the Company dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 7, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Company's new independent registered public account firm. The Company's Board of Directors and the Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company's audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2008 a going concern qualification.

On August 7, 2009 the Company engaged Seale and Beers, however, on November 12, 2009, the Board of Directors of the Company dismissed Seale and Beers, CPAs and on the same date, the accounting firm of GBH CPAs, PC was engaged as the Company's new independent registered public accounting firm. The Board of Directors of the Company approved of the dismissal of Seale and Beers, CPAs and the engagement of GBH CPAs, PC as its independent auditor.

On August 27, 2009, the PCAOB revoked the registration of our prior auditor, Moore & Associates Chartered, because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality controls standards and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and for noncooperation with a Board investigation. The Company was notified by the SEC that, a due to the revocation, a re-audit of the Company's financial statements for the year ended December 31, 2008 would be required. For this purpose, GBH CPAs, PC has conducted a re-audit of the Company's financial statements for the year ended December 31, 2008, for the period from Inception (July 9, 2007) through December 31, 2007 and for the period from Inception (July 9, 2007) through December 31, 2008 . In compliance with the SEC's notification, this report incorporates the re-audited Company financial statements for the year ended December 31, 2008, for the period from Inception (July 9, 2007) through December 31, 2007 and for the period from Inception (July 9, 2007) through December 31, 2008.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCING REPORTING

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of December 31, 2008 are as follows:

                                Position Held                 Date First Elected
Name                          with the Company       Age         or Appointed
----                          ----------------       ---         ------------

Mr. Husni Hassadiyeh      President and Director      43         July 9, 2007

Ms. Inbar Kuta            Secretary, Treasurer        21         July 9, 2007
                          and Director

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

                           SUMMARY COMPENSATION TABLE

                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Total($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  --------
Mr. Husni       2007       0         0           0           0             0               0               0             0
Hassadiyeh      2008       0         0           0           0             0               0               0             0
President,
Chief
Executive
Officer,
Principal
Executive
Officer,
and Director

Ms. Inbar Kuta  2007       0         0           0           0             0               0               0             0
Secretary,      2008       0         0           0           0             0               0               0             0
Treasurer,
Chief
Financial
Officer,
Principal
Financial
Officer,
Principal
Accounting
Officer

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

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      Option Awards                                             Stock Awards
          ----------------------------------------------------------------   ------------------------------------------------
                                                                                                                      Equity
                                                                                                                     Incentive
                                                                                                         Equity        Plan
                                                                                                        Incentive     Awards:
                                                                                                          Plan       Market or
                                                                                                         Awards:      Payout
                                             Equity                                                     Number of    Value of
                                            Incentive                           Number                  Unearned     Unearned
                                           Plan Awards;                           of         Market      Shares,      Shares,
            Number of      Number of        Number of                           Shares      Value of    Units or     Units or
           Securities     Securities       Securities                          or Units    Shares or     Other         Other
           Underlying     Underlying       Underlying                          of Stock     Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised   Option     Option       That      Stock That     That         That
            Options         Options         Unearned    Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)   Price($)    Date      Vested(#)    Vested($)   Vested(#)    Vested(#)
----      -------------- ----------------  ----------    -----       ----      ---------    ---------   ---------    ---------
Mr. Husni      --             --               --          --         --          --           --          --           --
Hassadiyeh

Ms. Inbar      --             --               --          --         --          --           --          --           --
Kuta

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

                   Name and Address of     Amount and Nature of    Percentage of
Title of Class     Beneficial Owner (2)    Beneficial Ownership      Class (1)
--------------     --------------------    --------------------      ---------

Common Stock       Mr. Husni Hassadiyeh          2,000,000            41.58%

Common Stock       Ms. Inbar Kuta                2,000,000            41.58%

All officers as
 a Group                                         4,000,000            83.16%

----------
(1) Based on 4,810,000 shares of our common stock outstanding. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2) The address for Mr. Husni Hassadiyeh is P.O. Box 1329, St. 2, Fureidis, 3898, Israel The address for Ms. Inbar Kuta is 3 Talpiyut St. Karkur-Pardess Hana, Israel, 37000

CHANGES IN CONTROL

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditors in connection with the re-audit of the Company's annual financial statements for the years ended:

Financial Statements for the       Audit      Audit Related               Other
  Year Ended December 31,        Services         Fees         Tax Fees   Fees
  -----------------------        --------     -------------    --------   ----

2008                              $6,000           --            --        --

2007                              $4,000           --            --        --

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

F-4 Statement of Stockholders' Equity for period from inception to December 31, 2008;

F-5 Statements of Cash Flows for the year ended December 31, 2008, the period from inception to December 31, 2007, and the period from inception to December 31, 2008;

F-6       Notes to Financial Statements

Exhibit
Number                             Description
------                             -----------

3.1       Articles of Incorporation, as amended (1)

3.2       Bylaws, as amended (1)

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) Incorporated by reference to the Registration Statement on Form S-1 filed on July 25, 2008.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Buyonate, Inc.


                                 By: /s/ Husni Hassadiyeh
                                     -------------------------------------------
                                     Husni Hassadiyeh, President and Director
                                     (Principal Executive Officer)
                                     February 11, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                 By: /s/ Husni Hassadiyeh
                                     -------------------------------------------
                                     Husni Hassadiyeh, President and Director
                                     (Principal Executive Officer)
                                     February 11, 2010


                                 By: /s/ Inbar Kuta
                                     -------------------------------------------
                                     Inbar Kuta, Secretary, Treasurer, Principal
                                     Accounting Officer, Principal Financial
                                     Officer and Director
                                     February 11, 2010

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Buyonate, Inc. (A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheets of Buyonate, Inc. (the "Company") (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2008, and for the periods since inception on July 9, 2007 through December 31, 2007 and since inception on July 9, 2007 through December 31, 2008, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Buyonate, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the periods since inception on July 9, 2007 through December 31, 2007 and since inception on July 9, 2007 through December 31, 2008, respectively, in conformity with accounting principles generally accepted in the United States of America.


/s/ GBH CPAs, PC
----------------------------
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
February 10, 2010

                                 BUYONATE, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                         December 31,       December 31,
                                                                            2008               2007
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $     13           $ 17,000
                                                                          --------           --------

      Total Current Assets                                                      13             17,000
                                                                          --------           --------

      TOTAL ASSETS                                                        $     13           $ 17,000
                                                                          ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $     --           $     --
                                                                          --------           --------

      Total Current Liabilities                                                 --                 --
                                                                          --------           --------
STOCKHOLDERS' EQUITY
  Preferred stock, 50,00,000 shares authorized at
   par value of $0.0001, no shares issued and outstanding                       --                 --
  Common stock, 100,000,000 shares authorized at
   par value of $0.0001, 4,810,000 shares issued and outstanding               481                481
  Additional paid-in capital                                                40,419             40,419
  Stock subscription receivable                                                 --            (23,900)
  Deficit accumulated during the development stage                         (40,887)                --
                                                                          --------           --------

      Total Stockholders' Equity                                                13             17,000
                                                                          --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     13           $ 17,000
                                                                          ========           ========


   The accompanying notes are an integral part of these financial statements.

                                 BUYONATE, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                          From Inception on      From Inception on
                                        For the Year        July 9, 2007           July 9, 2007
                                           Ended               Through                Through
                                        December 31,         December 31,           December 31,
                                           2008                 2007                   2008
                                        ----------           ----------             ----------
REVENUES                                $       --           $       --             $       --

OPERATING EXPENSES
  General and administrative                24,608                   --                 24,608
  Professional fees                         16,279                   --                 16,279
                                        ----------           ----------             ----------

Total Operating Expenses                    40,887                   --                 40,887
                                        ----------           ----------             ----------

LOSS FROM OPERATIONS                       (40,887                   --                (40,887)
                                        ----------           ----------             ----------
OTHER EXPENSES
  Interest expense                              --                   --                     --
                                        ----------           ----------             ----------

Total Other Expenses                            --                   --                     --
                                        ----------           ----------             ----------

LOSS BEFORE INCOME TAXES                   (40,887                   --                (40,887)
INCOME TAX EXPENSE                              --                   --                     --
                                        ----------           ----------             ----------

NET LOSS                                $  (40,887           $       --             $  (40,887)
                                        ==========           ==========             ==========

BASIC AND DILUTED LOSS PER SHARE        $    (0.01)          $     0.00
                                        ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING - BASIC AND DILUTED         4,810,000            4,135,000
                                        ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                                 BUYONATE, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
            From Inception on July 9, 2007 through December 31, 2008

                                                                                           Deficit
                                                                                         Accumulated       Total
                                       Common Stock         Additional      Stock         During the    Stockholders'
                                    -------------------      Paid-In     Subscription    Development      Equity
                                    Shares       Amount      Capital      Receivable        Stage        (Deficit)
                                    ------       ------      -------      ----------        -----        ---------
Balance, July 9, 2007                    --      $  --      $     --       $     --       $      --      $     --

Common stock issued for cash
 at $0.0001 per share             4,000,000        400            --             --              --           400

Common stock issued for cash
 at $0.05 per share                 810,000         81        40,419        (23,900)             --        16,600

Net loss from inception
 through December 31, 2007               --         --            --             --              --            --
                                  ---------      -----      --------       --------       ---------      --------

Balance, December 31, 2007        4,810,000        481        40,419        (23,900)             --        17,000

Stock subscriptions received             --         --            --         23,900              --        23,900

Net loss for the year
 ended December 31, 2008                 --         --            --             --         (40,887)      (40,887)
                                  ---------      -----      --------       --------       ---------      --------

Balance, December 31, 2008        4,810,000      $ 481      $ 40,419       $     --       $ (40,887)     $     13
                                  =========      =====      ========       ========       =========      ========


   The accompanying notes are an integral part of these financial statements.

                                 BUYONATE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                         From Inception on    From Inception on
                                                        For the Year       July 9, 2007         July 9, 2007
                                                           Ended              Through              Through
                                                        December 31,        December 31,         December 31,
                                                           2008                2007                 2008
                                                         --------            --------             --------
OPERATING ACTIVITIES
  Net loss                                               $(40,887)           $     --             $(40,887)
  Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities:
     Common stock issued for services                          --                  --                   --
                                                         --------            --------             --------

          Net Cash Used in Operating Activities           (40,887)                 --              (40,887)
                                                         --------            --------             --------

INVESTING ACTIVITIES                                           --                  --                   --
                                                         --------            --------             --------
FINANCING ACTIVITIES
  Common stock issued for cash                             23,900              17,000               40,900
                                                         --------            --------             --------

          Net Cash Provided by Financing Activities        23,900              17,000               40,900
                                                         --------            --------             --------

NET INCREASE (DECREASE) IN CASH                           (16,987)             17,000                   13

CASH AT BEGINNING OF PERIOD                                17,000                  --                   --
                                                         --------            --------             --------

CASH AT END OF PERIOD                                    $     13            $ 17,000             $     13
                                                         ========            ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                               $     --            $     --             $     --
  Income Taxes                                           $     --            $     --             $     --


   The accompanying notes are an integral part of these financial statements.

                                 BUYONATE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2008 and 2007


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business
     Buyonate, Inc. (the "Company") was incorporated in the State of Nevada on July 9, 2007 to engage in providing user-friendly/child friendly interactive digital software for children between the ages of 5 to 12 years old. Our target market is primarily elementary aged children who wish to capture their school, family and friends memories in a fun and interesting way and to be able to save those memories to watch and play for years to come. At December 31, 2008, the Company had no revenues and limited operations and is accordingly classified as a development stage company.

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

     Basic and Diluted Loss per Common Share
     Basic loss per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of December 31, 2008 and 2007.

                                           For the                For the
                                         Year Ended             Period Ended
                                         December 31,           December 31,
                                            2008                   2007
                                         -----------            -----------
     Loss (numerator)                    $   (40,887)           $        --
     Shares (denominator)                  4,810,000              4,135,000
                                         -----------            -----------
     Per share amount                    $     (0.01)           $        --
                                         ===========            ===========

     Advertising Costs
     The Company's policy regarding advertising is to expense advertising costs when incurred. The Company did not incur any advertising expense during the year ended December 31, 2008 or period ended Decmeber 31, 2007.

     Cash and Cash Equivalents
     The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                                 BUYONATE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2008 and 2007


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes
     The Company uses an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company reduces the deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

                                                  For the         From inception
                                                Year Ended           through
                                                December 31,       December 31,
                                                   2008               2007
                                                 --------           --------

     Income tax benefit at statutory rate        $(15,946)          $     --
     Change in Valuation allowance                 15,946                 --
                                                 --------           --------
     Income tax benefit per books                $     --           $     --
                                                 ========           ========

     Net deferred tax assets consist of the following components as of:

                                                December 31,       December 31,
                                                   2008               2007
                                                 --------           --------

     NOL Carryover                               $ 15,946           $     --
     Valuation allowance                          (15,946)                --
                                                 --------           --------
     Net deferred tax asset                      $     --           $     --
                                                 ========           ========

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $40,887 for federal income tax reporting purposes can be subject to annual limitations. The net operating loss carry forwards began expiring in the year ending December 31, 2028. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

                                 BUYONATE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2008 and 2007


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recent Accounting Pronouncements

     In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled "Subsequent Events". Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) is not expected to have a significant effect on the Company's financial statements.

     In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 nd interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) is not expected to impact the Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

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

                                 BUYONATE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2008 and 2007


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition

     We evaluate the recognition of revenue based on the criteria set forth in ASC Topic 985, Software Revenue Recognition.

     We evaluate and recognize revenue when all four of the following criteria are met:

     * EVIDENCE OF AN ARRANGEMENT. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products that must be present in order to recognize revenue.

     * DELIVERY. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For web-based services, delivery is considered to occur as the service is provided. For digital downloads that do not have an online service component, delivery is considered to occur generally when the download is made available.

     * FIXED OR DETERMINABLE FEE. If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable.

     * COLLECTION IS DEEMED PROBABLE. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

     Determining whether and when some of these criteria have been satisfied often involves assumptions and management judgments that can have a significant impact on the timing and amount of revenue we report in each period. For example, for multiple element arrangements, we must make assumptions and judgments in order to (1) determine whether and when each element has been delivered, (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services, (3) determine whether vendor- specific objective evidence of fair value ("VSOE") exists for each undelivered element, and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or management judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period. Sales transactions may consist of multiple element arrangements which typically would include technical support and other service fees. These multiple element arrangements must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon delivery, if any, and the period and conditions under which deferred revenue should be recognized.

     The Company entered into a reseller agreement with Yearbook Alive Software Company, its primary vendor, effective July 31, 2008. Under the agreement, the Company is reselling the vendor's products and programs through offline and online markets to individuals, schools, school districts, and state school agencies. Under the terms of the agreement, the Company has the nonexclusive right to market, promote, and resell the software products developed by YearBook Alive, and may set the price of the products for resale. The Company has the right to sell the software without paying a royalty until July 31, 2010. After July 31, 2010, the Company may choose to continue selling the software by paying an annual royalty advance of $100,000.

                                 BUYONATE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2008 and 2007


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Gross Versus Net Revenue Classification
     In the normal course of business, the Company acts as a principal with respect to sales to third parties. The Company distributes software on behalf of a third-party software developer. As required by FASB ASC Subtopic 605-45, PRINCIPAL AGENT CONSIDERATIONS, such transactions are recorded on a "gross" or "net" basis depending on whether the Company is acting as the "principal" in the transaction or acting as an "agent" in the transaction. The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership and, accordingly, revenues are recorded on a gross basis. For those transactions in which the Company does not have substantial risks and rewards of ownership, the Company is considered an agent and, accordingly, revenues are recorded on a net basis. To the extent revenues are recorded on a gross basis, any participations and royalties paid to third parties are recorded as expenses so that the net amount (gross revenues less expenses) flows through operating income. To the extent revenues are recorded on a net basis, revenues are reported based on the amounts received, less participations and royalties paid to third parties. In both cases, the impact on operating income is the same whether the Company records the revenues on a gross or net basis. Based on an evaluation of the individual terms of its contract and whether the Company is acting as principal or agent, the Company will record any revenues from the distribution of software on behalf of the third-party software developer on a gross basis.

2. EQUITY TRANSACTIONS

     On July 9, 2007 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $400.

     During December 2007, the Company closed a private placement for 810,000 common shares at a price of $0.05 per share, or an aggregate of $40,500. The Company received $16,600 of the proceeds in 2007 and $23,900 in 2008.

3. SUBSEQUENT EVENT

     In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through February 11, 2010 and there are no material subsequent events to report, except as follows:

     On February 6, 2010 the Company entered into a stock purchase agreement wherein the majority shareholders of the Company, Mr. Husni Hassadiyeh and Ms. Inbar Kuta, have agreed to sell 4,000,000 shares of the Company's stock for a total of $355,000.