Form 10-K
period 2009-12-31
Buyonate Inc.
filed 2010-03-24
CIK 1440770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended: December 31, 2009

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

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,810,000 as of March 23, 2010.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.     Business                                                           3

Item 1A.    Risk Factors                                                       6

Item 1B.    Unresolved Staff Comments                                          6

Item 2.     Properties                                                         6

Item 3.     Legal Proceedings                                                  6

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters and Issuer Purchases of Equity Securities                  6

Item 6.     Selected Financial Data                                            7

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          8

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        10

Item 8.     Financial Statements and Supplementary Data                       10

Item 9.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          10

Item 9A(T). Controls and Procedures                                           10

Item 9B.    Other Information                                                 11

                                    PART III

Item 10.    Directors, Executive Officers and Corporate Governance            12

Item 11.    Executive Compensation                                            14

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   16

Item 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                      16

Item 14.    Principal Accountant Fees and Services                            17

                                    PART IV

Item 15.    Exhibits, Financial Statement Schedules                           17

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

Objectives

We are in the business of selling user-friendly software that creates interactive digital yearbooks for schools. The software allows schools and clubs to create and burn their own interactive digital yearbooks on CD/DVD. Our software makes it simple to upload digital photos, videos, and music to the school's digital yearbook. The software is easy to use and enables both teachers and students to quickly turn their memories into easy to share CD and DVD's. These digital yearbooks are based on their school's events, classes, friends and activities. Our target market is primarily elementary schools, high schools and clubs.

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

Given the ease with which statistics can be collected on the number of times catalogue ads have been successful utilized by users, there is strong evidence that they can be very effective. Nevertheless, it is difficult to determine whether these catalogue ads are more or less effective than other forms of advertising.

We have budgeted $5,000 from our marketing campaign for software distributor catalogue advertising. We intend to place ads in catalogues that specifically target parents and children between the ages of 5 to 12.

SUBMISSION TO DIRECTORIES AND SEARCH ENGINES

We have submitted our website to directories and search engines in order to increase our presence on the Internet, as well as to get better rankings on search results. There are many directories to which we plan to submit our website for free, such as Google ( http://www.google.com ), Yahoo ( http://www.yahoo.com - regional Yahoos also exist), AltaVista ( http://www.altavista.com ) and Excite ( http://www.excite.com ). There are literally hundreds of such directories where we can list our software at no cost to the company.

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

According to the following surveys in the United States and Canada, our target market in North America is very large:

The U.S. Census Bureau's estimate for the number of students in 2003, 75 million people -- more than one-fourth of the U.S. population age 3 and older -- were in school throughout the country. ( http://www.census.gov/Press-Release/www/releases/archives/education/005157.html)

There are over 150,000 K-12 schools in the US.
(http://www.allschoolsandlearning.com)

These numbers do not include online schools.

According to Statistics Canada, based on a census conducted in 2006, the number of school aged children under 15 residing in Canada was 5,644,600 ( http://www40.statcan.ca/l01/cst01/demo10a.htm ).

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

                      Fiscal Year Ending December 31, 2009

           Quarter Ended                  High $            Low $
           -------------                  ------            -----
        December 31, 2009                  N/A               N/A
        September 30, 2009                 N/A               N/A
        June 30, 2009                      N/A               N/A
        March 31, 2009                     N/A               N/A

                      Fiscal Year Ending December 31, 2008

           Quarter Ended                  High $            Low $
           -------------                  ------            -----
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

HOLDERS OF OUR COMMON STOCK

As of December 31, 2009, we had thirty-six (36) shareholders of record.

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

PLAN OF OPERATION

OUR MEMORIES FUNBOOK SOFTWARE

We are in the business of selling user-friendly software that creates interactive digital yearbooks for schools. The software allows schools and clubs to create and burn their own interactive digital yearbooks on CD/DVD. Our software makes it simple to upload digital photos, videos, and music to the school's digital yearbook. The software is easy to use and enables both teachers and students to quickly turn their memories into easy to share CD's and DVD's. These digital yearbooks are based on their school's events, classes, friends and activities. Our target market is primarily elementary schools, high schools and clubs.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008

We generated revenue of $8,955 and $-0- for the years ended December 31, 2009 and 2008, respectively. We do not anticipate earning significant and consistent revenues until we are able to successfully market our interactive digital software for children.

Our operating expenses were $15,562 and $40,887 for the years ended December 31, 2009 and 2008, respectively. Our operating expenses for the year ended December 31, 2009 consisted of $7,212 in general and administrative expenses and $8,350 in professional fees. Expenses incurred during the year ended December 31, 2008 consisted of $24,608 in general and administrative expenses and $16,279 in professional fees. The decrease in general and administrative expenses as well as professional fees is due to the fact that the Company spent considerable amounts of money during fiscal year 2008 to file its S-1 and meet the requirements of becoming a fully reporting public Company.

We, therefore, recorded a net loss of $6,607 and $40,887 for the years ended December 31, 2009 and 2008, respectively.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our continuing as a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

We had $5,591 and $13 in current assets consisting solely of cash at December 31, 2009 and 2009, respectively. We had current liabilities of $12,185 and $-0-as of December 31, 2009 and 2008, respectively. As such, at December 31, 2009 and 2008, we had working capital (deficit) of $(6,594) and $13, respectively.

Funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the next twelve month period is $48,100.

As of December 31, 2009, we had revenues from operations totaling $8,955. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

The continuation of our business is dependent upon us obtaining further financing, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, there were no significant off balance sheet arrangements.

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

On August 27, 2009, the PCAOB revoked the registration of our prior auditor, Moore & Associates Chartered, because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality controls standards and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and for noncooperation with a Board investigation. The Company was notified by the SEC that, a due to the revocation, a re-audit of the Company's financial statements for the year ended December 31, 2008 would be required. For this purpose, GBH CPAs, PC has conducted a re-audit of the Company's financial statements for the year ended December 31, 2008,. In compliance with the SEC's notification, this report incorporates the re-audited Company financial statements for the year ended December 31, 2008.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCING REPORTING

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, (Chief Executive Officer and Chief Financial Officer), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -- Integrated Framework ("COSO"). Based upon management's assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2009, our internal controls over financial reporting were effective.

Under the rules promulgated by the US Securities and Exchange Commission (the "SEC"), the term "material weakness" means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting does not imply that a material misstatement of the financial statements has occurred, but rather, that there is a reasonable possibility that a material misstatement could occur. Controls for financial close and reporting were in place as of year-end and were found to be operating effectively based on management testing of key controls as of December 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subjected to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of December 31, 2009 are as follows:

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

CODE OF ETHICS

As of December 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2009 and 2008.

                           SUMMARY COMPENSATION TABLE

                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Total($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  --------
Mr. Husni       2008       0         0           0           0             0               0               0             0
Hassadiyeh      2009       0         0           0           0             0               0               0             0
President,
Chief Executive
Officer,
Principal
Executive
Officer,
and Director

Ms. Inbar Kuta  2008       0         0           0           0             0               0               0             0
Secretary,      2009       0         0           0           0             0               0               0             0
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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2009.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended December 31, 2009.

STOCK OPTION PLANS

We did not have a stock option plan as of December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009 certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and by our current sole director and executive officer. The shareholder has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

----------
(1) Based on 4,810,000 shares of our common stock outstanding. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) The address for Mr. Husni Hassadiyeh is P.O. Box 1329, St. 2, Fureidis, 3898, Israel. The address for Ms. Inbar Kuta is 3 Talpiyut St. Karkur-Pardess Hana, Israel, 37000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditors in connection with the re-audit of the Company's annual financial statements for the years ended:

Financial Statements for the       Audit      Audit Related               Other
  Year Ended December 31,        Services         Fees         Tax Fees   Fees
  -----------------------        --------     -------------    --------   ----

          2009                    $6,000           --            --        --

          2008                    $7,500           --            --        --

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Index to Financial Statements Required by Article 8 of Regulation S-X:

AUDITED FINANCIAL STATEMENTS:

F-1    Report of Independent Registered Public Accounting Firm

F-2    Balance Sheets as of December 31, 2009  and 2008;

F-3    Statements of Operations for the year ended December 31, 2009 and 2008.

F-4 Statements of Stockholders' Equity (Deficit) for the year ended December 31, 2009 and 2008;

F-5    Statements of Cash Flows for the year ended December 31, 2009 and 2008.

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

                                 Buyonate, Inc.


                                 By: /s/ Husni Hassadiyeh
                                     -------------------------------------------
                                     Husni Hassadiyeh, President and Director
                                     (Principal Executive Officer)
                                     March 23, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                 By: /s/ Husni Hassadiyeh
                                     -------------------------------------------
                                     Husni Hassadiyeh, President and Director
                                     (Principal Executive Officer)
                                     March 23, 2010


                                 By: /s/ Inbar Kuta
                                     -------------------------------------------
                                     Inbar Kuta, Secretary, Treasurer, Principal
                                     Accounting Officer, Principal Financial
                                     Officer and Director
                                     March 23, 2010

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Buyonate, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Buyonate, Inc. (the "Company") as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Buyonate, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $47,494 as of December 31, 2009, limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GBH CPAs, PC
----------------------------
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 22, 2010

                                 BUYONATE, INC.
                                 Balance Sheets

                                                                        December 31,       December 31,
                                                                           2009               2008
                                                                         --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  5,591           $     13
                                                                         --------           --------

      Total Current Assets                                                  5,591                 13
                                                                         --------           --------

      TOTAL ASSETS                                                       $  5,591           $     13
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                       $  8,935           $     --
  Advances from related party                                               3,250                 --
                                                                         --------           --------

      Total Current Liabilities                                            12,185                 --
                                                                         --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, 50,00,000 shares authorized at par value
   of $0.0001, no shares issued and outstanding                                --                 --
  Common stock, 100,000,000 shares authorized at par value
   of $0.0001, 4,810,000 shares issued and outstanding                        481                481
  Additional paid-in capital                                               40,419             40,419
  Accumulated deficit                                                     (47,494)           (40,887)
                                                                         --------           --------

      Total Stockholders' Equity (Deficit)                                 (6,594)                13
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  5,591           $     13
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                                 BUYONATE, INC.
                            Statements of Operations


                                              For the Year         For the Year
                                                 Ended                Ended
                                              December 31,         December 31,
                                                 2009                 2008
                                              ----------           ----------

REVENUES                                      $    8,955           $       --

OPERATING EXPENSES
  General and administrative                       7,212               24,608
  Professional fees                                8,350               16,279
                                              ----------           ----------

      Total Operating Expenses                    15,562               40,887
                                              ----------           ----------

LOSS FROM OPERATIONS                              (6,607)             (40,887)
                                              ----------           ----------

INCOME TAX EXPENSE                                    --                   --
                                              ----------           ----------

NET LOSS                                      $   (6,607)          $  (40,887)
                                              ==========           ==========

BASIC AND DILUTED LOSS PER SHARE              $    (0.00)          $    (0.01)
                                              ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING, BASIC AND DILUTED                4,810,000            4,810,000
                                              ==========           ==========



    The accompanying notes are an integral part of these financial statements

                                 BUYONATE, INC.
                  Statements of Stockholders' Equity (Deficit)
                 For the Years Ended December 31, 2009 and 2008

                                                                                           Deficit
                                                                                         Accumulated       Total
                                       Common Stock         Additional      Stock         During the    Stockholders'
                                    -------------------      Paid-In     Subscription    Development      Equity
                                    Shares       Amount      Capital      Receivable        Stage        (Deficit)
                                    ------       ------      -------      ----------        -----        ---------
Balance, December 31, 2007        4,810,000      $ 481      $ 40,419       $(23,900)      $      --      $ 17,000

Stock subscriptions received             --         --            --         23,900              --        23,900

Net loss for the year
 ended December 31, 2008                 --         --            --             --         (40,887)      (40,887)
                                  ---------      -----      --------       --------       ---------      --------

Balance, December 31, 2008        4,810,000        481        40,419             --         (40,887)           13

Net loss for the year
 ended December 31, 2009                 --         --            --             --          (6,607)       (6,607)
                                  ---------      -----      --------       --------       ---------      --------

Balance, December 21, 2009        4,810,000      $ 481      $ 40,419       $     --       $ (47,494)     $ (6,594)
                                  =========      =====      ========       ========       =========      ========


   The accompanying notes are an integral part of these financial statements.

                                 BUYONATE, INC.
                            Statements of Cash Flows

                                                                       For the Year Ended
                                                                          December 31,
                                                                   ---------------------------
                                                                     2009               2008
                                                                   --------           --------
OPERATING ACTIVITIES
  Net loss                                                         $ (6,607)          $(40,887)
  Adjustments to Reconcile Net Loss
   Cash Used by Operating Activities:
     Increase in accounts payable                                     8,935                 --
                                                                   --------           --------

      Net Cash (Used in) Provided by Operating Activities             2,328            (40,887)
                                                                   --------           --------

INVESTING ACTIVITIES                                                     --                 --
                                                                   --------           --------
FINANCING ACTIVITIES
  Increase in related party advances                                  3,250                 --
  Common stock issued for cash                                           --             23,900
                                                                   --------           --------

      Net Cash Provided by Financing Activities                       3,250             23,900
                                                                   --------           --------

NET INCREASE (DECREASE) IN CASH                                       5,578            (16,987)

CASH AT BEGINNING OF PERIOD                                              13             17,000
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  5,591           $     13
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                                         $     --           $     --

  Income Taxes                                                     $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                                 BUYONATE, INC.
                          Notes to Financial Statements
                           December 31, 2009 and 2008


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Business

     Buyonate, Inc., (the "Company"), was incorporated in the State of Nevada on July 9, 2007 to engage in developing user-friendly/child friendly interactive digital software for children between the ages of 5 to 12 years old. Our target market is primarily elementary aged children who wish to capture their school, family and friends memories in a fun and interesting way and to be able to save those memories to watch and play for years to come. The Company was in the development stage through December 31, 2008. The year 2009 is the first year during which the Company is considered an operating company and is no longer in the development stage.

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

     Basic and Diluted Earnings per Common Share

     Basic earnings per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity instruments. There were no such common stock equivalents outstanding as of December 31, 2009 and 2008.

                                             For the                  For the
                                           Year Ended               Year Ended
                                          December 31,             December 31,
                                              2009                     2008
                                          -----------              -----------
     Loss (numerator)                     $    (6,607)             $   (40,887)
     Shares (denominator)                   4,810,000                4,810,000
                                          -----------              -----------
     Per share amount                     $     (0.00)             $     (0.01)
                                          ===========              ===========

     Advertising Costs

     The Company's policy regarding advertising is to expense advertising costs when incurred. The Company did not incur any advertising expense during the years ended December 31, 2009 and 2008.

                                 BUYONATE, INC.
                          Notes to Financial Statements
                           December 31, 2009 and 2008


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

     Income Taxes

     The Company uses an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

                                                    For the            For the
                                                  Year Ended         Year Ended
                                                 December 31,       December 31,
                                                     2009               2008
                                                   --------           --------
     Income tax benefit at statutory rate          $  2,577           $ 15,946
     Change in valuation allowance                   (2,577)           (15,946)
                                                   --------           --------
     Income tax benefit per books                  $     --           $     --
                                                   ========           ========

     Net deferred tax assets consist of the following components as of:

                                                 December 31,       December 31,
                                                     2009               2008
                                                   --------           --------
     NOL Carryover                                 $ 18,523           $ 15,946
     Valuation allowance                            (18,523)           (15,946)
                                                   --------           --------
     Net deferred tax asset                        $     --           $     --
                                                   ========           ========

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $47,000 for federal income tax reporting purposes may be subject to annual limitations. The net operating loss carry forwards began expiring in the year ending December 31, 2028. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

                                 BUYONATE, INC.
                          Notes to Financial Statements
                           December 31, 2009 and 2008


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recent Accounting Pronouncements

     In May 2009, the FASB issued FAS 165 (ASC 855-10), "Subsequent Events". This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 (ASC 855-10) requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. The Company adopted FAS 165 (ASC 855-10) during the second quarter of 2009. The Company has evaluated subsequent events and any related required disclosures through the date of the issuance of these financial statements.

     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168" or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

     In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit and deliverables will be separated in more circumstances than under existing US GAAP. This amendment has eliminated that residual method of allocation. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

     With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to a have, or did have, a material impact on the Company's financial position, operations or cash flows.

                                 BUYONATE, INC.
                          Notes to Financial Statements
                           December 31, 2009 and 2008


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition

     We evaluate the recognition of revenue based on the criteria set forth in ASC Topic 985, SOFTWARE REVENUE RECOGNITION, and recognize revenue when all four of the following criteria are met:

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

     The Company entered into a reseller agreement with Yearbook Alive Software Company, its primary vendor, effective July 31, 2008. Under the agreement, the Company is reselling the vendor's products and programs through offline and online markets to individuals, schools, school districts, county school districts, and state school agencies. Under the terms of the agreement, the Company has the right to market, promote, and resell the software products developed by YearBook Alive, and may set the price of the products for resale. The Company has the right to sell the software without paying a royalty until July 31, 2010. After July 31, 2010, the Company may choose to continue selling the software by paying an annual royalty advance of $100,000.

                                 BUYONATE, INC.
                          Notes to Financial Statements
                           December 31, 2009 and 2008


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition

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

3. GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $47,494 as of December 31, 2009. Also, the Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time which together raises substantial doubt regarding its ability to continue as a going concern.

     Management's plans anticipate that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

                                 BUYONATE, INC.
                          Notes to Financial Statements
                           December 31, 2009 and 2008


4. RELATED PARTY TRANSACTIONS

     The Company received $3,250 during 2009 from related parties to fund ongoing operations. The related party advance is non interest bearing, unsecured and due upon demand.

5. SUBSEQUENT EVENT

     In accordance with SFAS 165 (ASC 855-10), the Company's management reviewed all material events through the date of issuance of the financial statements and there were no material subsequent events to report, except as follows:

     On February 6, 2010 the Company entered into a stock purchase agreement wherein the majority shareholders of the Company, Mr. Husni Hassadiyeh and Ms. Inbar Kuta have agreed to sell 4,000,000 shares of the Company's stock for a total of $355,000.