Form 10-Q
period 2010-03-31
Buyonate Inc.
filed 2010-05-17
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐           Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period   to   __________

Commission File Number: 333-152535

Buyonate, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada    98-0550385
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

# 803-5348 Vegas Drive
Las Vegas, NV 89108
(Address of principal executive offices)

1-702-939-6505
(Issuer’s telephone number)

2620 Regatta Dr., Suite 102, Las Vegas, NV 89128
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer        ☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,810,000 common shares as of May 14, 2010.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

BUYONATE, INC.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS

Cash	$183	$5,591

Total Current Assets	183	5,591

TOTAL ASSETS	$183	$5,591

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$650	$8,935
Accounts payable - related party	7,250	3,250

Total Current Liabilities	7,900	12,185

STOCKHOLDERS' DEFICIT

Preferred stock, 50,00,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 4,810,000 shares issued and outstanding	481	481
Additional paid-in capital	42,419	40,419
Accumulated deficit	(50,617)	(47,494)

Total Stockholders' Deficit	(7,717)	(6,594)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$183	$5,591

The accompanying notes are an integral part of these financial statements.

BUYONATE, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

REVENUES	$-	$499

OPERATING EXPENSES

General and administrative	2,858	19
Professional fees	2,515	3,250

Total Operating Expenses	5,373	3,269

LOSS FROM OPERATIONS	(5,373)	(2,770)

OTHER INCOME (EXPENSE)

Gain on extinguishment of debt	2,250	-

Total Other Income	2,250	-

LOSS BEFORE INCOME TAXES	(3,123)	(2,770)
INCOME TAX EXPENSE	-	-

NET LOSS	$(3,123)	$(2,770)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	4,810,000	4,810,000

The accompanying notes are an integral part of these financial statements.

BUYONATE, INC.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 21, 2009	4,810,000	481	40,419	(47,494)	(6,594)

Contributed capital	-	-	2,000	-	2,000

Net loss for the three months ended March 31, 2010	-	-	-	(3,123)	(3,123)

Balance, March 31, 2010	4,810,000	$481	$42,419	$(50,617)	$(7,717)

The accompanying notes are an integral part of these financial statements.

BUYONATE, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

OPERATING ACTIVITIES

Net loss	$(3,123)	$(2,770)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Gain on extinguishment of debt	(2,250)	-
Contributed capital	2,000	-
Changes in Operating Assets and Liabilities:
Accounts payable	(6,035)	-

Net Cash Used in
Operating Activities	(9,408)	(2,770)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Increase in related party payable	4,000	3,250

Net Cash Provided by
Financing Activities	4,000	3,250

NET INCREASE (DECREASE) IN CASH	(5,408)	480

CASH AT BEGINNING OF PERIOD	5,591	13

CASH AT END OF PERIOD	$183	$493

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Contributed capital	$2,000	$-

The accompanying notes are an integral part of these financial statements.

BUYONATE, INC.
Notes to Financial Statements
March 31, 2010
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $50,617 as of March 31, 2010. Also, the Company currently has limited  liquidity  and  has not  completed  its  efforts  to  establish a stabilized  source of revenues  sufficient to cover operating costs over an extended period of time which together raises  substantial  doubt regarding its ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

 Recent Accounting Pronouncements

The Company does not expect other accounting standards or interpretations issued or recently adopted to have, or did have, a material impact on the Company’s financial position, operations or cash flows.

BUYONATE, INC.
Notes to Financial Statements
March 31, 2010
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has received an aggregate of $7,250 ($4,000 and $3,250 during the three months ended March 31, 2010 and 2009, respectively) from related parties to fund ongoing operations.  The related party advances are non interest bearing, unsecured and due upon demand.

During the three month period ended March 31, 2010, a related party paid $2,000 for accounting services on behalf of the Company. The Company recognized the $2,000 payment as additional paid-in capital and as an operating expense in its results of operations for the three month period ended March 31, 2010.

NOTE 5 – GAIN ON EXTINGUISHMENT OF DEBT

During the three months ended March 31, 2010, management wrote-off $2,250 of trade payables from a vendor, resulting in a gain of $2,250. No consideration was provided to extinguish the liabilities and the gain recognized was for the difference between the recorded amount of the liability and the fair value of the consideration provided to the vendor.  As a result, the gain has been included as “Gain on extinguishment of debt” under “Other income (expense)” in the accompanying Statement of Operations for the three months ended March 31, 2010.

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

Overview

We were incorporated on July 9, 2007.  On March 29, 2010, Mr. Ryan Cravey entered into a common stock purchase agreement with Mr. Husni Hassadiyeh and Ms. Inbar Kuta, whereby Mr. Cravey acquired from Mr. Hassadiyeh and Ms. Kuta 4,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”) of Buyonate, Inc. (the “Company” or “BUYO”) for consideration of $355,000 (the “Transaction”). The Transaction was closed on April 1, 2010. As of April 1, 2010, the Company had 4,810,000 shares of Common Stock issued and outstanding, and as a result of the Transaction, Mr. Cravey became the owner of approximately of 83.16% of the Company’s total outstanding Common Stock.

Search for a Target Company.

BUYO will search for target companies as potential candidates for a business combination.

BUYO has not entered into agreements with any third parties to locate potential merger candidates.

BUYO may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. If BUYO engages in solicitation, no estimate can be made as to the number of persons who may be contacted or solicited. BUYO may utilize consultants in the business and financial communities for referrals of potential target companies. There is no assurance that BUYO will locate a target company or that a business combination will be successful.

General Business Plan

The purpose of BUYO is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. BUYO will not restrict its search to any specific business, industry, or geographical location and BUYO may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because BUYO has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the stockholders of BUYO because it will not permit BUYO to offset potential losses from one venture against gains from another.

BUYO may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

BUYO anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. BUYO has not conducted any research to confirm that there are business entities seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

BUYO has, and will continue to have, minimal capital with which to provide the owners of business entities with any cash or other assets. However, BUYO offers owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company without the time required to become a reporting company by other means. BUYO has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and director of BUYO, who are not professional business analysts. In analyzing prospective business opportunities, BUYO may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of BUYO; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of BUYO to search for and enter into potential business opportunities.

BUYO will not restrict its search for any specific kind of business entities, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which BUYO may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which BUYO may offer.

Following a business combination BUYO may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, BUYO may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to BUYO only on the condition that the services of a consultant or advisor are continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Terms of a Business Combination

In implementing a structure for a particular business acquisition, BUYO may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and stockholders of BUYO will no longer be in control of BUYO. In addition, it is likely that the officer and director of BUYO will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, BUYO may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after BUYO has entered into an agreement for a business combination or has consummated a business combination and BUYO is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the securities of BUYO may depress the market value of the securities of BUYO in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which BUYO may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

Depending upon, among other things, the target company's assets and liabilities, the stockholders of BUYO will in all likelihood hold a substantially lesser percentage ownership interest in BUYO following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event BUYO acquires a target company with substantial assets.

Any merger or acquisition effected by BUYO can be expected to have a significant dilutive effect on the percentage of shares held by the stockholders of BUYO at such time.

BUYO will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

If BUYO stops or becomes unable to continue to pay the operating expenses of BUYO, BUYO may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target.

Undertakings and understandings required of target companies

As part of a business combination agreement, BUYO intends to obtain certain representations and warranties from a target company as to its conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act for at least a specified period of time; (ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S and (iii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

A potential target company should be aware that the market price and trading volume of the securities of BUYO, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in BUYO within the United States financial community. BUYO does not have the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and asked prices and are unlikely to take positions in BUYO's securities for their own account or customers without active encouragement and basis for doing so. In addition, certain market makers may take short positions in BUYO's securities, which may result in a significant pressure on their market price. BUYO may consider the ability and commitment of a target company to actively encourage interest in BUYO's securities following a business combination in deciding whether to enter into a transaction with such company.

A business combination with BUYO separates the process of becoming a public company from the raising of investment capital. As a result, a business combination with BUYO normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. BUYO may require assurances from the target company that it has, or that it has a reasonable belief that it will have, sufficient sources of capital to continue operations following the business combination. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

Prior to completion of a business combination, BUYO may require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 75 days following completion of a business combination; and other information deemed relevant.

Competition

BUYO will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than BUYO. In view of BUYO's combined extremely limited financial resources and limited management availability, BUYO will continue to be at a significant competitive disadvantage compared to BUYO's competitors.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

We generated $-0- and $499 in revenue for the three months ended March 31, 2010 and 2009, respectively.

Our operating expenses were $5,373 and $3,269 for the three months ended March 31, 2010 and 2009, respectively. Our operating expenses for the three months ended March 31, 2010 and 2009 consisted of $2,858 and $19 in general and administrative expenses and $2,515 and $3,250 in professional fees.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

During the three months ended March 31, 2010, we raised $4,000 through borrowings from related parties and $2,000 in contributed capital. As of March 31, 2010, we had a working deficit of approximately $7,717.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve month period is $50,000.  Given our current cash position of $183 we will experience a shortfall in the next twelve months.

How long Buyonate, Inc will be able to satisfy its cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our website is greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $50,617 as of March 31, 2010. Also, the Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time which together raises substantial doubt regarding its ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2010.

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

Buyonate, Inc.

Date:	May 14, 2010

	By:	/s/ Ryan Cravey
Ryan Cravey

	Title:	Chief Executive Officer and Director