Form 10-Q
period 2010-06-30
Buyonate Inc.
filed 2010-08-23
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐           Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period   to   __________

Commission File Number: 333-152535

China Electronics Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0550385
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Building 3, Binhe District, Longhe East Road, Lu’an City, Anhui Province, PRC 237000
(Address of principal executive offices)

011-86-564-3224888
(Registrant’s telephone number, including area code)

# 803-5348 Vegas Drive, Las Vegas, NV 89108

Buyonate, Inc
(Former name, former address and former fiscal year, if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 18, 2010, the Company had 16,783,113 shares of common stock, par value $0.0001 per share (the “Common Stock”) issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

BUYONATE, INC.
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-
Current assets of discontinued operations	183	5,591

Total Current Assets	183	5,591

TOTAL ASSETS	$183	$5,591

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-
Accounts payable - related party	-	-
Currnet liabilities of discontiued operations	7,900	12,185

Total Current Liabilities	7,900	12,185

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,00,000 shares authorized at par value
of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value
of $0.0001, 4,810,000 shares issued and outstanding	481	481
Additional paid-in capital	51,914	40,419
Accumulated deficit	(60,112)	(47,494)

Total Stockholders' Equity (Deficit)	(7,717)	(6,594)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$183	$5,591

The accompanying notes are an integral part of these financial statements.

BUYONATE, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010		2009

REVENUES	$-	$-	$		$-

OPERATING EXPENSES

General and administrative	-	-		-	-
Professional fees	-	-		-	-

Total Operating Expenses	-	-		-	-

LOSS FROM OPERATIONS	-	-		-	-

OTHER INCOME (EXPENSES)

Gain on extinguishment of debt	-	-		-

Total Other Income (Expenses)	-	-		-	-

LOSS BEFORE INCOME TAXES	-	-		-	-
INCOME TAX EXPENSE	-	-

NET LOSS FROM CONTINUING OPERATIONS	-	-		-	-

LOSS FROM DISCONTINUED OPERATIONS	(9,495)	(685)		(12,618)	(3,455)

NET LOSS	(9,495)	(685)		(12,618)	(3,455)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$0.00		0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,810,000	4,810,000		4,810,000	4,810,000

The accompanying notes are an integral part of these financial statements

BUYONATE, INC.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2008	4,810,000	$481	$40,419	$(40,887)	$13

Net loss for the year ended December 31, 2009	-	-	-	(6,607)	(6,607)

Balance, December 21, 2009	4,810,000	481	40,419	(47,494)	(6,594)

Contributed capital	-	-	11,495	-	11,495

Net loss for the six months ended June 30, 2010	-	-	-	(12,618)	(12,618)

Balance, June 30, 2010	4,810,000	$481	$51,914	$(60,112)	$(7,717)

The accompanying notes are an integral part of these financial statements.

BUYONATE, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(12,618)	$(3,455)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Gain on extinguishment of debt	-	-
Changes in Operating Assets and Liabilities:
Accounts payable	-	-

Net Cash Used in Continuing Operating Activities	(12,618)	(3,455)
Net Cash Used in Discontinued Operating Activities	3,210	1,250
Net Cash Used in Operating Activities	(9,408)	(2,205)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Increase in related party payable	-	-

Net Cash Provided by Continuing Financing Activities	-	-
Net Cash Provided by Discontinued Financing Activities	4,000	3,250
Net Cash Provided by Financing Activities	4,000	3,250

NET INCREASE (DECREASE) IN CASH	(5,408)	1,045
CASH AT BEGINNING OF PERIOD	5,591	13

CASH AT END OF PERIOD	$183	$1,058

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Contributed capital	$11,495	$-

The accompanying notes are an integral part of these financial statements.

BUYONATE, INC.
Notes to Financial Statements
For the six months ended June 30, 2010
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $60,112 as of June 30, 2010. Also, the Company currently has limited  liquidity  and  has not  completed  its  efforts  to  establish a stabilized  source of revenues  sufficient to cover operating costs over an extended period of time which together raises  substantial  doubt regarding its ability to continue as a going concern.

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

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

BUYONATE, INC.
Notes to Financial Statements
For the six months ended June 30, 2010
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The Company has received an aggregate of $7,250 ($4,000 and $3,250 during the six months ended June 30, 2010 and 2009, respectively) from related parties to fund ongoing operations.  The related party advances are non interest bearing, unsecured and due upon demand.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 5 – GAIN ON EXTINGUISHMENT OF DEBT

During the six months ended June 30, 2010, management wrote-off $2,250 of trade payables from a vendor, resulting in a gain of $2,250. No consideration was provided to extinguish the liabilities and the gain recognized was for the difference between the recorded amount of the liability and the fair value of the consideration provided to the vendor.  As a result, the gain was recognized as a gain on extinguishment of debt included with the Company’s loss from discontinued operations in the accompanying Statement of Operations for the six months ended June 30, 2010.

NOTE 6 – DISCONTINUED OPERATIONS

Effective July 15, 2010, the Company’s board of directors determined to discontinue its interactive digital software for children. The Company has entered into a share exchange agreement that will be accounted for as a reverse merger, as further described in Note 7.  As such, the Company will continue only as the legal entity and the acquired subsidiary will continue as the accounting entity.  A summary of the discontinued operations is as follows for the three and six months ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,
	2010	2009
Discontinued operations:
Revenues	$-	$-
Operating expenses	(11,748)	(685)
Gain on extinguishment of debt	2,250	-
Total	$(9,495)	$(685)

	Six months ended June 30,
	2010	2009
Discontinued operations:
Revenues	$-	$1,459
Operating expenses	(14,868)	(4,914)
Gain on extinguishment of debt	2,250	-
Total	$(12,618)	$(3,455)

BUYONATE, INC.
Notes to Financial Statements
For the six months ended June 30, 2010
(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

On July 15, 2010, the Company entered into a share exchange agreement with China Electronic Holdings, Inc. and certain stockholders and warrant holders of China Electronic Holdings, Inc. (“CEH”).  Pursuant to the share exchange agreement, ten CEH Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of CEH held by them, in exchange for an aggregate of 13,785,902 newly issued shares of the Company’s common stock and warrants to purchase an aggregate of 1,628,570 shares of the Company’s common stock. The shares of the Company common stock acquired by the CEH Stockholders in such transactions constitute approximately 86% of the Company’s issued and outstanding common stock giving effect to the share and warrant exchange and the sale of the Company’s common stock pursuant to a subscription agreement, but not including any outstanding purchase warrants to purchase shares of the Company’s common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, CEH purchased from the former principal stockholder of the Company an aggregate of 4 million shares of the Company’s common stock and then agreed to the cancellation of such shares.

Subsequent to the share exchange agreement, the Company has discontinued all operations previously associated with Buyonate, Inc.  As such, the financial statements presented herein have been retroactively restated to reflect the discontinuance of operations.

On July 15, 2010, the Company consummated transactions under a subscription agreement, dated as of July 9, 2010 with 27 investors pursuant to which the investors agreed to and purchased for an aggregate of $3,278,397   an aggregate of (a) 1,241,817 shares of the Company’s common stock, (b) Series C Warrants to purchase an aggregate of 310,454 shares of the Company’s  common stock for $3.70 per share and (c) Series D Warrants to purchase an aggregate of 310,454 shares of the Company’s common stock for $4.75 per share.

On July 26, 2010, the Company entered into and consummated a subscription agreement with 68 accredited investors pursuant to which the investors agreed to and did purchase for an aggregate gross purchase price of $1,401,855 an aggregate of (a) 531,005 shares of the Company’s common stock, (b) three year warrants Series C Warrants to purchase an aggregate of 132,751 shares of the Company’s common stock for $3.70 per share and (c) Series D Warrants to purchase an aggregate of 132,751 shares of the Company’s common stock for $4.75 per share. The Subscription Agreement was on the same terms as the subscription agreement the Company entered into on July 9, 2010.

On August 17, 2010, the Company entered into and consummated a subscription agreement  with 11 accredited investors pursuant to which the investors agreed to and did purchase for an aggregate gross purchase price of $571,296 an aggregate of (a) 216,400 shares of the Company’s common stock, (b) Series C Warrants to purchase an aggregate of 54,100 shares of the Company’s common stock for $3.70 per share and (c) Series D Warrants to purchase an aggregate of 54,100 shares of the Company’s common stock for $4.75 per share. The Subscription Agreement was on the same terms as the subscription agreement the Company entered into on July 9, 2010.

In accordance with ASC 855, Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

Certain statements in this Report, and the documents incorporated by reference herein, constitute forward-looking statements. Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

GENERAL

Buyonate, Inc (“the Company”) was incorporated on July 9, 2007, under the laws of the State of Nevada.  As of June 30, 2010, the Company had no operations or substantial assets. Accordingly, the Company was then deemed to be a "blank check" or shell company, that is, a development-stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or other acquisition with an unidentified company or companies, or other entity or person.

RECENT DEVELOPMENT

On July 15, 2010, we entered into a Share Exchange Agreement, dated as of July 9, 2010 (the “Share Exchange Agreement”) with China Electronic Holdings, Inc. (“China Electronic”) and certain stockholders and warrantholders of China Electronic (the “CEH Stockholders”).  Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of China Electronic held by them, in exchange for an aggregate of 13,785,902 newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock (the “Share Exchange Transaction” or the “Reverse Merger”). China Electronic is the owner of all of the registered capital of Lu’an Guoying Electronic Sales Co., Ltd., a PRC corporation.

As a result of the Reverse Merger, the Company ceased being a shell company under the definition of Rule 12b-2 of the Exchange Act.

For more details of the Reverse Merger, please refer to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission (the “SEC”) on July 22, 2010.

In connection with the closing of the Share Exchange Agreement on July 15 2010, Mr. Ryan Cravey resigned as sole Director of Buyonate, Inc. Such person resigned voluntarily with no disagreement regarding Buyonate, Inc.

Also on July 15, 2010, in connection with the closing of the Share Exchange Agreement and the reverse acquisition, Hailong Liu and Haibo Liu were appointed as directors of Buyonate, Inc. Hailong Liu was elected by the board of directors to be Chairman of the Board, President, CEO and CFO of Buyonate, Inc. and Haibo Liu was elected as Vice President of Buyonate, Inc.

Name	Age	Position

Hailong Liu	39	Chairman, President, CEO and CFO

Haibo Liu	36	Director and Vice President

On July 15, 2010 we consummated transactions under a Subscription Agreement, dated as of July 9, 2010 (the “Subscription Agreement”) with 27 investors pursuant to which the investors agreed to and purchased for an aggregate of $3,278,397   an aggregate of (a) 1,241,817 shares of our common stock, (b) three year warrants (“Series C Warrants”) to purchase an aggregate of 310,454 shares of our common stock for $3.70 per share and (c) three year warrants (“Series D Warrants”) to purchase an aggregate of 310,454 shares of our Common Stock for $4.75 per share.

On July 26, 2010 we entered into and consummated a Subscription Agreement with 68 accredited investors pursuant to which the investors agreed to and did purchase for an aggregate gross purchase price of $1,401,855 an aggregate of (a) 531,005 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 132,751 shares of our common stock for $3.70 per share and (c) Series D Warrants to purchase an aggregate of 132,751 shares of our Common Stock for $4.75 per share.

On August 17, 2010 we entered into and consummated a Subscription Agreement with 11 accredited investors pursuant to which the investors agreed to and did purchase for an aggregate gross purchase price of $571,296 an aggregate of (a) 216,400 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 54,100 shares of our common stock for $3.70 per share and (c) Series D Warrants to purchase an aggregate of 54,100 shares of our Common Stock for $4.75 per share.

For details of the Subscription Agreements, please refer to the Company’s Current Reports on Form 8-K which were filed with the SEC on July 22, 2010, July 30, 2010 and August 18, 2010.

Effective August 3, 2010, CEH Merger Corp., a Nevada corporation newly formed by the Company for the purposes of merging into the Company, merged into the Company. In connection with merger and pursuant to Articles of Merger filed with the Nevada Secretary of State, the Company changed its name to China Electronics Holdings, Inc. No securities of the Company were issued in connection with the merger. The merger and name change was approved by the Board of Directors of the Company. Approval by the shareholders of the Company of the merger and name change was not required under Nevada law and not obtained. The Financial Industry regulatory Authority approved the name change and the Company’s common stock began trading under its new symbol CEHD.OB on August 23, 2010.

For more details concerning the merger and change of the Company’s name, please refer to the Company’s Current Report on Form 8-K which was filed with the SEC on August 9, 2010.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2010 and 2009

We generated $-0- and $499 in revenue from our discontinued operations for the six months ended June 30, 2010 and 2009, respectively.

Our operating expenses spent in our discontinued operations were $14,868 and $4,914 for the six months ended June 30, 2010 and 2009, respectively.

Three Months Ended June 30, 2010 and 2009

We generated $-0- and $-0- in revenue for the three months ended June 30, 2010 and 2009, respectively.

Our operating expenses spent in our discontinued operations were $11,748 and $685 for the three months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

During the six months ended June 30, 2010, we raised $4,000 through borrowings from related parties and $11,495 in contributed capital. As of June 30, 2010, we had cash and a working deficit of $183 and $7,717, respectively.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $60,112 as of June 30, 2010. Also, the Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time which together raises substantial doubt regarding its ability to continue as a going concern.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buyonate, Inc.
(Registrant)

Date: August 23, 2010

	By:	/s/ Hailong Liu
Hailong Liu
Chief Executive Officer and President
(principal executive officer) &
Chief Financial Officer (principal
financial officer and principal accounting officer)