Form 10-Q
period 2010-09-30
China Electronics Holdings, Inc.
filed 2010-11-22
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to   __________

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
(Address of principal executive offices) (Zip Code)
011-86-564-3224888
(Registrant’s telephone number, including area code)

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

As of November 3, 2010, the Company had 16,775,113 shares of common stock, par value $0.0001 per share (the “Common Stock”) issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

FORWARD-LOOKING STATEMENTS

The discussions of the business and activities of China Electronics Holdings, Inc. (“we,” “us,” “our” or “the Company”) set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in the most recent Form 10-K filed by the Company. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
	(Unaudited)
Assets
Current assets :
Cash and cash equivalents	$5,976,273	$64,736
Restricted Cash	50,898	-
Trade accounts receivable, net	7,304,508	6,295,375
Related party receivables	35,928	-
Advances	5,959,959	-
Inventories, net	8,140,221	992,090
Total current assets	27,467,787	7,352,201

Property and equipment, net	8,321	11,733

Deposit - Long term	5,988,000	-

Other receivables - Long term	5,011,145	12,831,849

Total assets	$38,475,253	$20,195,783

Liabilities and Stockholders' Equity

Current liabilities :

Trade accounts payable	$1,360,818	$-

Other payables	55,778	-
Customer deposit	-	1,333,091

Accrued expenses	60,814	1,925,722

Dividend payable	-	10,915,576
Total current liabilities	1,477,410	14,174,389

Stockholders' equity

Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2010 and December 31, 2009	-	-

Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,783,113 shares and 13,785,902 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,678	1,379

Additional paid in capital	15,341,710	135,721

Retained earnings	17,721,907	4,216,433

Statutary reserve	2,567,921	978,777

Accumulated other comprehensive income	1,364,627	689,084

Total stockholders' equity	36,997,843	6,021,394

Total liabilities and stockholders' equity	$38,475,253	$20,195,783

The accompanying notes are an integral part of these unaudited consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS AND COMPREHENSIVE INCOME STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

Net revenue from exclusive franchise stores	$15,941,130	$2,678,233	$47,293,651	$8,579,729

Net revenue from non-exclusive franchise stores	15,215,724	1,645,322	35,370,277	5,453,226
Net revenue from company owned stores	2,422,743	9,831,916	6,700,974	11,688,204
Net Revenue	33,579,597	14,155,471	89,364,902	25,721,159

Cost of goods sold from direct stores	13,681,842	1,991,739	38,763,858	6,777,986
Cost of goods sold from franchise	12,334,024	1,169,114	28,740,472	4,253,516
Cost of goods sold from sales	1,398,835	7,348,991	5,508,979	9,262,928
Cost of goods sold	27,414,701	10,509,844	73,013,309	20,294,430

Gross profit	6,164,896	3,645,626	16,351,593	5,426,729

Operating expenses:
Selling expense	768,344	12,069	1,561,949	37,145
General and administrative expenses	1,424,764	19,239	1,469,436	50,652
Total Operating Expenses	2,193,108	31,308	3,031,385	87,797

Net operating income	3,971,788	3,614,319	13,320,208	5,338,932

Other income (expense):
Financial expense	(4,244)	(1,224)	(5,419)	(648)
Other income	1,824,223	-	1,824,223	-
Other expense	(41,956)	-	(41,956)	-
Total other income (expense)	1,778,023	(1,224)	1,776,848	(648)

Net income before income taxes	5,749,811	3,613,095	15,097,056	5,338,284

Income taxes	1,485	760	2,436	2,083

Net income	5,748,326	3,612,335	15,094,620	5,336,201

Foreign currency translation adjustment	573,511	2,225	675,543	35,627

Comprehensive income	$6,321,837	$3,614,560	$15,770,163	$5,371,828

Earnings per share - basic	$0.35	$0.26	$1.74	$0.39

Earnings per share - diluted	$0.33	$0.26	$1.50	$0.39

Basic weighted average shares outstanding	16,273,027	13,785,902	8,672,998	13,785,902

Diluted weighted average shares outstanding	17,686,830	13,785,902	10,086,801	13,785,902

The accompanying notes are an integral part of these unaudited consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SEPTEMBER 30,
	2010	2009
Net income	$15,094,620	$5,336,201

Adjustments to reconcile net income to net cash provided by (used in) operations:
Bad debt expenses	419,899	-
Depreciation	9,005	7,791
Changes in operating liabilities and assets:
Trade accounts receivable	(1,259,589)	(12,646,319)
Advances	(5,856,446)	-
Inventories	(7,004,046)	114,610
Other receivables	7,942,726	7,153,592
Trade accounts payable	1,311,771	11,375
Other payables	(4,515,834)	-
Customer deposit	(1,336,727)	(74,585)
Accrued expenses	2,700,141	7,251
Net cash provided by (used in) operating activities	7,505,520	(90,085)

Cash flows from investing activities:

Property, plant, and equipment additions	(5,416)	-
Deposit	(5,884,000)	-
cash received in reverse acquisition	136,643	-
Net cash used in investing activities	(5,752,773)	-

Cash flows from financing activities
Restricted cash	(50,014)	-
Share issued for cash	4,154,069	-
Related party receivable	(35,304)	-

Net cash provided by financing activities	4,068,751	-

Effect of rate changes on cash	90,039	74,527

Increase (decrease) in cash and cash equivalents	5,911,537	(15,558)
Cash and cash equivalents, beginning of period	64,736	33,600

Cash and cash equivalents, end of period	$5,976,273	$18,042

Supplemental disclosures of cash flow information:
Interest paid in cash	$4,431	$2,778
Income taxes paid in cash	$2,436	$2,083
Reclassification of dividend payable from liability to additional paid in capital	$10,915,576	$-

The accompanying notes are an integral part of these unaudited consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

1.	Nature of Operations

China Electronics Holdings, Inc (the “Company”, “We”, “Our”, “Us”), Formerly named Buyonate, Inc., was incorporated in the State of Nevada on July 9, 2007 to engage in developing user-friendly/child friendly interactive digital software for children between the ages of 5 to 12 years old. Our target market is primarily elementary aged children who wish to capture their school, family and friends memories in a fun and interesting way and to be able to save those memories to watch and play for years to come. The Company was in the development stage through December 31, 2008. The year 2009 is the first year during which the Company is considered an operating company and is no longer in the development stage.

China Electronic Holdings, Inc (“China Electronic”, “CEH” ) was organized on February 8, 2008, as a Delaware corporation. Prior to February 10, 2010, the Company was a development stage company attempting to manufacture and sell carbon and graphite electrodes and planning to manufacture and sell electronic products in the Peoples’ Republic of China (PRC) through its own stores and through franchise stores.

Lu’an Guoying Electronic Sales Co., Ltd., a PRC corporation, (“Guoying”) was established on January 4, 2002 with share capital of RMB 1,000,000 (approximately $137,100). Guoying sells electronic products in the PRC through its own stores and through franchise stores.

We entered into a Share Exchange Agreement, dated as of July 9, 2010 (the “Share Exchange Agreement”) with China Electronic and certain stockholders and warrant holders of China Electronic (the “CEH Stockholders”).  Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of China Electronic held by them, in exchange for an aggregate of 13,785,902   newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock. The shares of our common stock acquired by the CEH Stockholders in such transactions constitute approximately 86% of our issued and outstanding Common Stock giving effect to the share and warrant exchange and the sale of our Common Stock pursuant to the Subscription Agreement discussed below, but not including any outstanding purchase warrants to purchase shares of our common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, China Electronic purchased from the former principal stockholder of Buyonate an aggregate of 4 million shares of our common stock and then agreed to the cancellation of such shares.

The Share Exchange resulted in (i) a change in our control with a shareholder of China Electronic owning approximately 72.5% of issued and outstanding shares of our common stock, (ii) China Electronic becoming our wholly-owned subsidiary, and (iii) appointment of certain nominees of the shareholder of China Electronic as our directors and officers and resignation of Mr. Ryan Cravey as our sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

The exchange of shares between the Company and CEH has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of CEH obtained control of the Company.

On December 26, 2008, the shareholders of Guoying (accounting acquirer) entered into a share transfer agreement with China Electronic Holdings Inc. (legal acquirer) to transfer 40% of their shares of Guoying Electronic Group Co, Ltd. to China Electronic Holdings Inc. for a consideration of RMB400, 000 (approximately $60,000). The shareholders of Guoying also entered into another share transfer agreement with CEH in February 2010 to transfer the rest of their shares (60%) to CEH for a consideration of RMB600, 000. The amount of RMB400, 000 was paid in February 2010 by CEH. Simultaneously, CEH and Guoying also entered into an agreement to issue 13,213,268 shares to CEO of  China Electronic. As of February 10, 2010, a call option agreement was entered between the CEO of the Company and Guoying original shareholders. The CEO agreed to give Guoying original shareholders  the option to purchase the 13,213,268 shares. Effective February 10, Guoying merged into China Electronic with Guoying being the surviving entity. On February 10, 2010 the Company issued 13,213,268 shares of Common Stock pursuant to the acquisition agreement effective February 10, 2010.  As a part of the acquisition, CEH cancelled 2,272,399 shares of its issued and outstanding stock owned by its shareholder.

The exchange of shares between Guoying and CEH has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Guoying obtained control of CEH. The CEO and the original shareholders entered into voting trust agreements on February 10, 2010, whereby the CEO has given all her voting rights to the original owners of Guoying. Accordingly, the acquisition of the two companies has been recorded as a recapitalization of the Company, with Guoying being treated as the continuing entity. The historical financial statements presented are those of Guoying.

As a result of the acquisition transaction described above the historical financial statements presented are those of Guoying, the operating entity.

When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Guoying on a consolidated basis unless the context suggests otherwise.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant inter-company transactions and accounts have been eliminated in the consolidation.  The functional currency is the Chinese Renminbi (“RMB”); however the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with information included in the 2009 annual report filed on Form 8K. The results of the nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

Control by Principal Stockholders

The directors, executive officers and their affiliates or related parties own, beneficially and in the aggregate, the majority of the outstanding shares of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company’s assets.

Principles of Consolidation

The consolidated financial statements include the financial statements of China Electronic, and its wholly owned subsidiary Guoying. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted for accounts receivable to $427,321 and $0 as of September 30, 2010 and December 31, 2009, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Inventories consist of the following:

	September 30, 2010	December 31, 2009
Electronic products	$8,140,221	$992,090

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to manufacturing is reported in cost of revenues. Depreciation not related to manufacturing is reported in selling, general and administrative expenses. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Furniture and office equipment	5 years
Motor vehicles	10 years

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2010, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

Revenue Recognition - Direct sales and Wholesale Activities

The Company receives revenue from sales of electronic products. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Our sales are usually covered by the manufacturers’ return and warranty policies. Therefore, we do not estimate deductions or allowance for sales returns. Sales are presented net of any discounts, reward, or incentive given to customers. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposit. Customer deposits amounted to $0 and $1,333,091 as of September 30, 2010 and December 31, 2009, respectively.

Our products delivered to customers would be checked on site by customers and, once the products are accepted by customers, they will sign the acceptance notice. Rewards or incentives given to our customers are an adjustment of the selling prices of our products; therefore, the consideration is characterized as a reduction of revenue when recognized in our income statement.

The Company recognizes its revenues net of value-added taxes (“VAT”).  The Company is subject to VAT which is levied at a fixed annual amount. Currently, the Company is charged at a fixed annual amount of approximately $1,200 to cover all types of taxes including income taxes and value added taxes. This is approved by the PRC tax department.

Revenue Recognition – Non Exclusive Franchise Activities:

Revenues from franchised activities include area development and initial franchise fees (collectively referred to as “Non Exclusive Franchise fees”) received from franchisees to establish new stores and royalties charged to franchisees based on a percentage of a franchised store’s sales. Franchise fees are accrued as an unearned franchise revenue liability when received and are recognized as revenue when the non exclusive franchised stores covered by the fees open, which is generally when we have fulfilled all significant obligations to the franchisee. Continuing fees and royalties are recognized in the period earned. Non Exclusive Franchise fees included in revenues were approximately $15.22 million and $1.65 million in the three months ended September 30, 2010 and 2009, respectively. Non Exclusive Franchise fees included in revenues were approximately $35.37 million and $5.45 million in the nine months ended September 30, 2010 and 2009, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of the products sold and freight in charges.

Selling, General and Administration Expenses

Selling, general and administrative expenses include costs incurred in connection with performing selling, general and administrative activities such as executives and administrative and sale employee salaries, related employee benefits, office supplies, advertising costs, and professional services.

Shipping and Handling Costs

ASC 605-45-20 “Shipping and Handling costs” establishes standards for the classification of shipping and handling costs. All amounts billed to a customer related to shipping and handling are classified as selling expenses. Shipping and handling costs for the nine months ended September 30, 2010 and 2009 are $1,464,424 and $8,477, respectively. Shipping and handling costs for the three months ended September 30, 2010 and 2009 are $658,307 and $2,404, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  However no advertising expenses were charged to operations for the nine months ended September 30, 2010 and 2009, respectively. Advertising costs, if any, are included in selling, general and administrative expense on the income statement.

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in US dollars. The functional currency is the Renminbi (“RMB”) of the PRC. The financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. At September 30, 2010 and December 31, 2009, the cumulative translation adjustment of $1,364,627 and $689,084, respectively, was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the three months ended September 30, 2010 and 2009, accumulated other comprehensive gain was $573,511 and $2,225, respectively. For the nine months ended September 30, 2010 and 2009, accumulated other comprehensive gain was $675,543 and $35,627, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740 (formerly SFAS 109), deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of September 30, 2010 and December 31, 2009, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at September 30, 2010 and December 31, 2009.

ASC 740 (Formerly FIN 48) clarifies the accounting and disclosure for uncertain tax positions and prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under ASC 740, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The Company’s operations are subject to income and transaction taxes in the United States, Hong Kong, and the PRC jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, and as a result the ultimate amount of tax liability may be uncertain. However, the Company does not anticipate any events that would lead to changes to these uncertainties.

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by the Company are limited by certain statutory regulations in the PRC. No dividends may be paid by the Company without first receiving prior approval from the Foreign Currency Exchange Management Bureau. However, no such restrictions exist with respect to loans and advances.

Financial Instruments

ASC 825 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of those instruments. ASC 820 (formerly SFAS 157, “Fair Value Measurements”), adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables, including short-term loans, qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels are defined as follows:

	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.


Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820 (formerly SFAS 157).

Stock-Based Compensation

The Company records stock-based compensation expense pursuant to ASC 718 (formerly SFAS 123R, “Share Based Payment.”) The Company uses the Black-Scholes option pricing model which requires the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. ASC 718 (formerly SFAS 123R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Basic and Diluted Earnings Per Share

The Company reports earnings per share in accordance with the provisions of ASC 260 (formerly SFAS No. 128, "Earnings Per Share.") ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the basic and diluted earnings per share:

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
Net income for earnings per share	$15,094,620	$5,336,201

Weighted average shares used in basic computation	8,672,998	13,785,902

Diluted effect of warrants	1,413,803	-

Weighted average shares used in diluted computation	10,086,801	13,785,902

Earnings per share, basic	$1.74	$0.39

Earnings per share, diluted	$1.50	$0.39

Statement of Cash Flows

In accordance with FASB ASC 230 cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), (ASC 250) “Disclosure about Segments of an Enterprise and Related Information” requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  SFAS 131(ASC 280) has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People’s Republic of China. All of the Company’s assets are located in People’s Republic of China.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. Management is in the process of evaluating the impact of adopting this ASC update on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)." The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the Company's consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)." The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167. The deferral is effective as of the beginning of a reporting entity's first annul period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application it not permitted. The provisions of ASU 2010-10 are effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the Company's consolidated financial statements.
In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)." All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 is effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010. The adoption of such standard does not have a material impact on the Company's consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

3.	Property, Plant and Equipment

Plant and equipment consist of the following:

	September 30, 2010	December 31, 2009
Vehicle	$9,102	$4,694
Land use right	45,905	44,982
Furniture and office equipment	11,127	9,713
Total property, plant and equipment	66,134	59,407
Accumulated depreciation	(57,813)	(47,674)
Net property, plant and equipment	$8,321	$11,733

Depreciation expense included in selling, general and administrative expenses for the three months ended September 30, 2010 and 2009 was $1,879 and $2,598, respectively. Depreciation expense included in selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009 was $9,005 and $7,791, respectively.

4.	Other Receivables

As of September 30, 2010 and December 31, 2009, net other receivables amounted to $5,011,145  and $12,831,849, respectively. Other receivable mainly includes a loan to Shanghai Pengbai Electric Inc (“Pengbai”). The receivables are secured by collateral of Pengbai, interest fee, and due in the years from 2012 to 2017.  The other receivable also includes advances to stores.

The allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable.  The Company provides for allowances on a specific account basis. Certain other accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. As of September 30, 2010 and December 31, 2009, bad debt allowance for other receivable amounted to $0 and $0.

The details of the other receivables are as follows:

	September 30, 2010	December 31, 2009
Advances to exclusive franchise stores	$2,885,405	$1,241,142
Advances to non-exclusive franchise stores	-	250,797
Loan to Shanghai Pengbai	2,125,740	11,339,910
Total	$5,011,145	$12,831,849

5.	Related party receivable

Related party receivables amounted to $35,928 as of September 30, 2010 and $0 as of December 31, 2009. Related party receivables are mainly travel expenses to CEO, interest free, due in demand.

6.	Advances

Advances amounted to $5,959,959 and $0 as of September 30, 2010 and December 31, 2009, respectively. Advances as of September 30, 2010 are advances to suppliers.

7.	Deposit

Deposit amounted to $5,988,000 and $0 as of September 30, 2010 and December 31, 2009, respectively. Deposit is advance for purchasing land use right.

8.	Dividend Payable

Dividend payable amounted to $0 and $10,915,576 as of September 30, 2010 and December 31, 2009, respectively. On December 31, 2008, Guoying’s board approved a resolution that RMB 74,407,470 (approximately $10,915,576) will be allocated as dividend payable to shareholders, and RMB12, 401,245 (approximately $1,819,263) will be allocated as welfare payable to employees. In May 2010, the Guoying board passed a board resolution withdrawing the dividend declared in 2008. In June 2010, the original shareholders of Guoying signed agreements waiving their rights to receive the dividends declared in 2008. Dividend payable to shareholders forgiven by the shareholders were reclassed into equity. Dividend payable to employees forgiven by the shareholders were recorded as other income. There is no dividend declared for the year ended December 31, 2009 and for the nine months period ended September 30, 2010.

9.	Shareholder’s Equity

On December 26, 2008, the shareholders of Guoying entered into a share transfer agreement with China Electronic Holdings Inc. to transfer 40% of their shares of Guoying Electronic Group Co, Ltd. to China Electronic Holdings Inc. for a consideration of RMB400, 000 (approximately $60,000). The shareholders of Guoying also entered into another share transfer agreement with CEH in February 2010 to transfer the rest of their shares (60%) to CEH for a consideration of RMB600, 000. CEH paid RMB400, 000 in February 2010. Simultaneously, CEH and Guoying also entered into an agreement to issue 13,213,268 shares to Guoying original shareholders. Effective February 10, Guoying became a wholly owned subsidiary of China Electronic. On February 10, 2010 the Company issued 13,213,268 shares of Common Stock pursuant to the acquisition made agreement effective February 10, 2010.

We entered into a Share Exchange Agreement, dated as of July 9, 2010 (the “Share Exchange Agreement”) with China Electronic and certain stockholders and warrant holders of China Electronic (the “CEH Stockholders”).  Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of China Electronic held by them, in exchange for an aggregate of 13,785,902   newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock. The shares of our common stock acquired by the CEH Stockholders in such transactions constitute approximately 86% of our issued and outstanding Common Stock giving effect to the share and warrant exchange and the sale of our Common Stock pursuant to the Subscription Agreement discussed below, but not including any outstanding purchase warrants to purchase shares of our common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, China Electronic purchased from the former principal stockholder of Buyonate an aggregate of 4 million shares of our common stock and then agreed to the cancellation of such shares.

The Share Exchange resulted in (i) a change in our control with a shareholder of China Electronic owning approximately 72.5% of issued and outstanding shares of our common stock, (ii) China Electronic becoming our wholly-owned subsidiary, and (iii) appointment of certain nominees of the shareholder of China Electronic as our directors and officers and resignation of Mr. Ryan Cravey as our sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

The exchange of shares between the Company and CEH has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of CEH obtained control of the Company.

Shares issued for cash

On July 15, 2010 we consummated a private placement to 27 investors for an aggregate gross purchase price of $3,278,397  ($10.56 per unit) of 310,454 units, each unit consisting of four shares of our Common Stock, par value $0.0001 per share (“Common Stock”), a three-year warrant to purchase one shares of our Common Stock for $3.70 per share and a three-year warrant to purchase one share of our Common Stock for $4.75 per share pursuant to a Subscription Agreement (the “Subscription Agreement”) with such investors (the “Private Placement”).

On July 26, 2010 we consummated a private placement to 68 accredited investors for an aggregate gross purchase price of $1,401,855 ($10.56 per unit) of 132,751 units, each unit consisting of four shares of our Common Stock, par value $0.0001 per share (“Stock”), a three-year warrant to purchase one shares of our Common Stock for $3.70 per share and a three-year warrant to purchase one share of our Common Stock for $4.75 per share pursuant to a Subscription Agreement (the “Subscription Agreement”) with such investors (the “Private Placement”).

On August 17, 2010 we consummated a private placement to 11 accredited investors for an aggregate gross purchase price of $571,296 ($10.56 per unit) of 54,100 units, each unit consisting of four shares of our Common Stock, par value $0.0001 per share (“Stock”), a three-year warrant to purchase one shares of our Common Stock for $3.70 per share and a three-year warrant to purchase one share of our Common Stock for $4.75 per share pursuant to a Subscription Agreement (the “Subscription Agreement”) with such investors (the “Private Placement”).

Professional expenses related to private placement are recorded in equity. Net proceeds of $4,154,069 were received and recorded as equity. In connection with the subscription, the Company issued to one placement agent series F warrants to purchase 31,429 shares of Common Stock exercisable for a period of five years at an exercise price of $1.75 per share and series F warrants to purchase 94,329 shares of Common Stock exercisable for a period of five years at an exercise price of $2.64 per share. The Company issued to the same placement agent 180,000 shares of Common Stock for the service provided purely relating to the equity financing.  In connection with the subscription, the Company issued to one placement agent series E warrants to purchase 104,592 shares of Common Stock exercisable for a period of five years at an exercise price $2.64 per share.

Warrants

On July 9, 2010, in connection with the Share Exchange Agreement between the Company and CEH, the Company issued 314,285 series A warrants to CEH shareholders. The series A warrants carry an exercise price of $2.19 and a 3-year term. The Company also issued 314,285 series B warrants to CEH shareholders. The series B warrants carry an exercise price of $2.63 and a 3-year term. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

On July 9, 2010, in connection with the Share Exchange Agreement between the Company and CEH, the Company issued 1,000,000 series E warrants with an exercise price of $0.25 and a 5-year term  to a professional who held warrants with CEH. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

On July 9, 2010, in connection with the Share Purchase Agreement, the Company issued 497,303 series C warrants with an exercise price of $3.70 and a 3-year term to investors. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

On July 9, 2010, in connection with the Share Purchase Agreement, the Company issued 497,303 series D warrants with an exercise price of $4.75 and a 3-year term to a professional who held warrants with CEH. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

On July 13, 2010, in connection with the Share Purchase Agreement, the Company issued to one placement agent series F warrants to purchase 31,429 shares of Common Stock exercisable for a period of five years at an exercise price of $1.75 per share and series F warrants to purchase 94,329 shares of Common Stock exercisable for a period of five years at an exercise price of $2.64 per share. In connection with the subscription, the Company issued to one placement agent series E warrants to purchase 104,592 shares of Common Stock exercisable for a period of five years at an exercise price $2.64 per share.

On July 9, 2010, in connection with share issuance, the Company issued 50,000 series G warrants with an exercise price of $2.64 and a 3-year term to a professional firm. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

All the warrants meet the conditions for equity classification pursuant to FASB ASC 815 “Derivatives and Hedging” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Therefore, these warrants were classified as equity and accounted for as common stock issuance cost.

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life	Intrinsic value
Outstanding, December 31, 2009	-	-	$-	-	$-
Granted	2,903,526	2,903,526	2.30	3.85	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, September 30, 2010	2,903,526	2,903,526	$2.30	3.66	$-

10.	Surplus reserve fund

The laws and regulations of the PRC require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserves. The statutory reserves include the surplus reserve fund, the common welfare fund, and the enterprise fund. These statutory reserves represent restricted retained earnings.

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC’s accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended September 30, 2010 and 2009, the Company transferred $654,537 and $361,233, respectively, to this reserve. For the nine months ended September 30, 2010 and 2009, the Company transferred $1,589,145 and $533,620, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund. For the three months ended September 30, 2010 and 2009, the Company transferred $0 and $0, respectively, to this reserve. For the nine months ended September 30, 2010 and 2009, the Company transferred $0 and $0, respectively, to this reserve.

11.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan. The total expense for the above plan was $554 and $0 for the three months ended September 30, 2010 and 2009, respectively. The total expense for the above plan was $8,372 and $7,251 for the nine months ended September 30, 2010 and 2009, respectively.

12.	Income Tax

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009:

	2010	2009

U.S. Statutory rates	34.00%	34.00%

Foreign income not recognized in USA	(34.00)	(34.00)

China income taxes	25.00	25.00

China income tax exemption	(24.98)	(24.96)

Total provision for income taxes	0.02%	0.04%

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Currently, the Company is charged at a fixed annual amount of approximately $1,200 to cover all types of taxes including income taxes and value added taxes. This is approved by the PRC tax department. The income tax expenses for the three months ended September 30, 2010 and 2009 are $1,485 and $760, respectively. The income tax expenses for the nine months ended September 30, 2010 and 2009 are $2,436 and $2,083, respectively. There were no significant book and tax basis differences.

13.	Concentration of Credit Risks and Uncertainties and Commitments

The Company’s practical operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Concentration of credit risk exists when changes in economic, industry or geographic factors similarly affect groups of counter parties whose aggregate credit exposure is material in relation to the Company’s total credit exposure.

For the nine months ended September 30, 2010, there is no major customer that individually comprised more than 10% of the Company’s total sales. For the nine months ended September 30, 2009, there is no major customer that each individually comprised more than 10% of the Company’s total sales.

There are four major vendors each accounting for over 10% of the Company’s total purchases for the nine months ended September 30, 2010, with Shangdong Huangming Solar Power Sales Co. accounting for 43%, Jiangsu Huayang Solar Power Sales Co. accounting for 17%, Yangzhou Huiyin Ltd. accounting for12%, and Shangling Refrigerator  accounting for 10% of the total purchases. There are three major vendors each accounting for over 10% of the Company’s total purchases for the nine months ended September 30, 2009, with Hier Hefei Ririshun Sales Co. accounting for 40%, Shangdong Huangming Solar Power Sales Co., accounting for 39%, and Jiangsu Huayang Solar Power Sales Co. accounting for 13% of the total purchases.

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $15,948 and $8,343 for the three months ended September 30, 2010 and 2009. The Company incurred rent expenses of $38,601 and $25,030 for the nine months ended September 30, 2010 and 2009.

The lease expenses for the next five years after September 30, 2010 are as follows:

2011	$55,757
2012	24,345
2013	18,556
2014	11,650
2015	11,650
Thereafter	22,330
Total	$144,288

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

China Electronics Holdings, Inc. was incorporated in Nevada on July 9, 2007 under the name Buyonate, Inc. The Company was formed to develop and offer software products for the creation of interactive digital software for children.  However, upon a change of control of the Company on March 29, 2010 the Company immediately discontinued such business and began to search for target companies as candidates for business combinations.

We entered into a Share Exchange Agreement, dated as of July 9, 2010 (the “Share Exchange Agreement”) with China Electronic Holdings, Inc., a Delaware corporation (“CEH”) and certain stockholders and warrant holders of CEH (the “CEH Stockholders”).  Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of CEH held by them, in exchange for an aggregate of 13,785,902   newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,572 shares of our Common Stock. The shares of our common stock acquired by the CEH Stockholders in such transactions constitute approximately 86% of our issued and outstanding Common Stock giving effect to the share and warrant exchange and the sale of our Common Stock pursuant to the Subscription Agreement discussed below, but not including any outstanding purchase warrants to purchase shares of our common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, CEH purchased from the former principal stockholder of us an aggregate of 4 million shares of our Common Stock and then agreed to the cancellation of such shares.

The Share Exchange resulted in (i) a change in our control with a former shareholder of CEH owning approximately 72.5% of issued and outstanding shares of our Common Stock, (ii) CEH becoming our wholly-owned subsidiary, and (iii) the appointment of certain nominees of the former principal shareholder of CEH as our directors and officers and the resignation of Mr. Ryan Cravey as our sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

CEH was incorporated in Delaware on November 15, 2007 for the purpose of acquiring an existing company with continuing operations. On December 31, 2008 CEH entered into a Share Transfer Agreement with four shareholders of Lu’an Guoying Electronic Sales Co., Ltd., a limited liability company organized under the laws of the PRC, which resulted in Guoying becoming a wholly-owned subsidiary of CEH. The transfer of ownership of Guoying took effect on February 10, 2010 upon approval of the transaction by the PRC authorities. Guoying is a manufacturer and retailer of home appliances and consumer electronics in the PRC.

Because until its acquisition of Guoying in 2010, CEH was a development stage company and did not have significant operations, the discussion and analysis of our financial condition and results of operations presented below was prepared without taking into account operations of CEH during fiscal years ended December 31, 2009 and 2008.

Results of Operations

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Revenues

Our net revenue for the three months ended September 30, 2010 was $33,579,597, an increase of 137.2%, or $19,424,126, from $14,155,471 for the three months ended September 30, 2009.

	THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009

Net revenue from exclusive franchise stores	$15,941,130	$2,678,233
Net revenue from non-exclusive franchise stores	15,215,724	1,645,322
Net revenue from company owned stores	2,422,743	9,831,916
Net Revenue	$33,579,597	$14,155,471

For the three months ended September 30, 2010, net revenue from exclusive franchise stores was $15,941,130, an increase of 495.2%, or $13,262,897, from $2,678,233 for the three months ended September 30, 2009. There were 99 more or 30% more exclusive franchise stores as of September 30, 2010 compared to as of September 30, 2009.

For the three months ended September 30, 2010, net revenue from non-exclusive franchise stores was $15,215,724, an increase of 824.8%, or $13,570,403, from $1,645,322 for the three months ended September 30, 2009. There were 158, or 152% more non-exclusive franchise stores as of September 30, 2010 compared to as of September 30, 2009.

The increased revenue from exclusive franchise stores and from non-exclusive franchise stores is because of our increased sales network, expanded products lines, and improved macro environment. Starting in 2010, we carry more products lines, such as SONY, LG and THTF. By bringing these international brands, we managed to meet the needs of high end customers in rural areas, attract more non exclusive franchise stores and increase our negotiation power such as to occupy more spaces in non exclusive franchise stores. These all helped us in increasing our revenue. We believe that the improved economic environment in PRC, especially in rural area also had a positive impact on the demand for our products.

For three months ended September 30, 2010, net revenue from Company owned stores was $2,422,743, a decrease 75.4%, or $7,409,173, from $9,831,916 for the three months ended September 30, 2009. The decreased revenue for our owned stores was mainly because the Company had transferred its resources to develop exclusive franchise stores and non-exclusive franchise stores for the first three quarters in 2010. The Company believes that Company owned stores will continue to be an important part of the Company’s network and the Company and that the revenue from Company owned stores will increase in the coming year.

The increased revenue from new product lines carried in 2010 is approximately $19,037,961 for the three months ended September 30, 2010.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2010 was $27,414,701, an increase of $16,904,857, or 160.8%, compared to $10,509,844 for the three months ended September 30, 2009. The increase was mainly due to the increase in sales.

	THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009

Cost of goods sold from exclusive franchise stores	$13,681,842	$1,991,739
Cost of goods sold from non-exclusive franchise stores	12,334,024	1,169,114
Cost of goods sold from company owned stores	1,398,835	7,348,991
Cost of goods sold	$27,414,701	$10,509,844

For the three months ended September 30, 2010, cost of goods sold from exclusive franchise stores was $13,681,842, an increase of 586.9%, or $11,690,103, from $1,991,739 for the three months ended September 30, 2009. The increase was in line with the increase in revenue from exclusive franchise stores. The increase is also because from 2010, we started to carry more expensive brands such as SONY and LG.

For the three months ended September 30, 2010, cost of goods sold from non-exclusive franchise stores was $12,334,024, an increase of 955.0%, or $11,164,910, from $ 1,169,114 for the three months ended September 30, 2009. The increase was in line with the increase in revenue from non-exclusive franchise stores. The increase is also because from 2010, we started to carry more expensive brands such as SONY and LG.

For the three months ended September 30, 2010, cost of goods sold from our owned stores was $1,398,835, a decrease of 81.0%, or $5,950,156, from $ 7,348,991 for the three months ended September 30, 2009. The decrease is in line with the decreased sales in the revenue from Company owned stores.

The increased cost of goods sold from new product lines carried in 2010 is approximately $15,232,291 for the three months ended September 30, 2010.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $6,164,896, an increase of $2,519,270, or approximately 69.1%, compared to $3,645,627 for the three months ended September 30, 2009.

For the three months ended September 30, 2010, gross profit for exclusive franchise stores was $2,259,288, an increase of 229.11%, or $1,572,794, from $686,494 for the three months ended September 30, 2009. The increase was in line with the increased revenue from exclusive franchised stores.

For the three months ended September 30, 2010, gross profit for non-exclusive franchise stores was $2,881,701, an increase of 505.14%, or $2,405,493, from $476,208 for the three months ended September 30, 2009. The increase was in line with the increased revenue from non-exclusive franchise stores.

For the three months ended September 30, 2010, gross profit for Company owned stores was $1,023,908, a decrease of 58.76%, or $1,459,017, from $2,482,925 for the three months ended September 30, 2009. The decrease was in line with the decreased revenue from Company owned stores.

The increased gross profit from new product lines carried in 2010 is approximately $3,805,671 for the three months ended September 30, 2010.

Gross Profit Rate

Gross profit rate for the three months ended September 30, 2010 was 18.36%, a decrease of 7.40%, or approximately 28.71%, compared to 25.75% for the three months ended September 30, 2009. The decrease is mainly due to the change of our product mix and selling strategy.

For the three months ended September 30, 2010, gross profit rate for exclusive franchise stores was 14.17%, a decrease of 11.46%, or approximately 44.71%, from 25.63% for the three months ended September 30, 2009. The decrease of gross profit rate in exclusive franchise stores is because of the change of our product mix and selling strategy. In order to develop exclusive stores, we had provided very attractive prices. Also from 2010, we started to carry famous brands such as SONY and LG that are with lower gross profit rate.

For the three months ended September 30, 2010, gross profit rate for non-exclusive franchise stores was 18.94%, a decrease of 10.00%, or approximately 34.56%, from 28.94% for the three months ended September 30, 2009. The decrease of gross profit rate in non-exclusive franchise stores is because of the change of our product mix and selling strategy. In order to develop exclusive stores, we had provided very attractive prices. Also from 2010, we started to carry famous brands such as SONY and LG that are with lower gross profit rate.

For the three months ended September 30, 2010, gross profit rate for Company owned stores was 42.26%, an increase of 17.01%, or approximately 67.35%, from 25.25% for the three months ended September 30, 2009. The increase of gross profit rate in Company owned stores is because Company owned stores have focused on high profit rate products for the three months ended September 30, 2010.

Gross profit rate from new product lines carried in 2010 is approximately 19.99% for the three months ended September 30, 2010.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 were $2,193,108, an increase of $2,161,800, or 6,904.8% from $31,308 for the three months ended September 30, 2009.

Selling expenses for the three months ended September 30, 2010 were $768,344, an increase of $756,274, or 6,266.0% from $12,069 for the three months ended September 30, 2009. The increase was due to the increase in sales and business expansion. The increased sales expenses are mainly increased shipping and handling expenses.

General and administrative expenses for the three months ended September 30, 2010 were $1,424,764, an increase of $1,405,525, or 7,305.6%, from $19,239 for the three month ended September 30, 2009. The increase was mainly due to the increase cost as a public company staring July 2010. We have incurred about $800,000 professional expenses such as legal, accounting, audit expenses for the three months ended September 30, 2010. The increase is also related to the expansion of our PRC business.

Net Operating Income

Our net operating income for the three months ended September 30, 2010 was $3,971,788, an increase of $357,469 or 9.9%, from $3,614,319 for the same period in 2009. The increases were due to increased sales, offset by increased costs of good sold and operating expenses.

Net Income

Our net income for the three months ended September 30, 2010 was $5,748,326, an increase of $2,135,991 or 59.13%, from $3,612,335 for the same period in 2009. The increases were due to other income due to dividend payable to employees forgiven by the employees.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Revenues

Our net revenue for the nine months ended September 30, 2010 was $89,364,902, an increase of 247.4%, or $63,643,743, from $25,721,159 for the nine months ended September 30, 2009.

	2010	2009

Net revenue from exclusive franchise stores	$47,293,651	$8,579,729
Net revenue from non-exclusive franchise stores	35,370,277	5,453,226
Net revenue from company owned stores	6,700,974	11,688,204
Net Revenue	$89,364,902	$25,721,159

For the nine months ended September 30, 2010, net revenue from exclusive franchise stores was $47,293,651, an increase of 451.2%, or $38,713,922, from $8,579,729for the nine months ended September 30, 2009. There are 99 more or 30% more exclusive franchise stores as of September 30, 2010 compared to as of September 30, 2009.

For the nine months ended September 30, 2010, net revenue from non-exclusive franchise stores was $35,370,277, an increase of 548.6%, or $29,917,052, from $5,453,226 for the nine months ended September 30, 2009. There are 158 more or 152% more non-exclusive franchise stores as of September 30, 2010 compared to as of September 30, 2009.

The increased revenue from exclusive franchise stores and from non-exclusive franchise stores are because of our increased sales network, expanded products lines, and improved macro environment. Starting 2010, we started to carry more products lines such as SONY, LG and THTF. By bringing these international brands, we managed to meet the needs of high end customers in rural areas, attract more non exclusive franchise stores and increase our negotiation power such as to occupy more spaces in non exclusive franchise stores. These all helped us in increasing our revenue. The improved economic environment in PRC, especially in rural area also had a positive impact on the demand for our products.

For nine months ended September 30, 2010, net revenue from our owned stores was $6,700,974, a decrease 42.7%, or $4,987,231, from $11,688,204 for the nine months ended September 30, 2009. The decreased revenue from our owned stores was mainly because the Company had transferred its resources to develop exclusive franchise stores and non-exclusive franchise stores for the first three quarters in 2010. Looking forward, the Company believes that Company owned stores will still be an important part of the Company’s network and the Company believes that the revenue from Company owned stores would increase in the coming year.

The increased revenue from new product lines carried in 2010 is approximately $33,896,470 for the nine months ended September 30, 2010.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2010 was $73,013,309, an increase of $52,718,879, or 259.8%, compared to $20,294,430 for the nine months ended September 30, 2009.

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009

Cost of goods sold from exclusive franchise stores	$38,763,858	$6,777,986
Cost of goods sold from non-exclusive franchise stores	28,740,472	4,253,516
Cost of goods sold from company owned stores	5,508,979	9,262,928
Cost of goods sold	$73,013,309	$20,294,430

For the nine months ended September 30, 2010, cost of goods sold from exclusive franchise stores was $38,763,858, an increase of 471.9%, or $31,985,872, from $6,777,986 for the nine months ended September 30, 2009. The increase was in line with the increase in revenue from exclusive franchise stores. The increase is also because from 2010, we started to carry more expensive brands such as SONY and LG.

For the nine months ended September 30, 2010, cost of goods sold from non-exclusive franchise stores was $28,740,472, an increase of 575.7%, or $24,486,955, from $4,253,516 for the nine months ended September 30, 2009. The increase was in line with the increase in revenue from non-exclusive franchise stores. The increase is also because from 2010, we started to carry more expensive brands such as SONY and LG.

For the nine months ended September 30, 2010, cost of goods sold from our owned stores was $5,508,979, a decrease of 40.53%, or $3,753,949, from $9,262,928 for the nine months ended September 30, 2009. The decrease was in line with the decreased sales of our owned stores.

The increased cost of goods sold from new product lines carried in 2010 is approximately $27,610,821 for the nine months ended September 30, 2010.

Gross Profit

Gross profit for the nine months ended September 30, 2010 was $16,351,593, an increase of $10,924,864, or approximately 201.3%, compared to $5,426,729 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, gross profit for exclusive franchise stores was $8,529,793, an increase of 373.42%, or $6,728,050, from $1,801,743 for the nine months ended September 30, 2009. The increase was in line with the increased revenue.

For the nine months ended September 30, 2010, gross profit for non-exclusive franchise stores was $6,629,806, an increase of 452.62%, or $5,430,096, from $1,199,710 for the nine months ended September 30, 2009. The increase was in line with the increased revenue.

For the nine months ended September 30, 2010, gross profit for Company owned stores was $1,191,993, a decrease of 50.85%, or $1,233,283, from $2,425,276 for the nine months ended September 30, 2009. The decrease was in line with the decreased revenue.

The increased gross profit from new product lines carried in 2010 is approximately $6,280,776 for the nine months ended September 30, 2010.

Gross Profit Rate

Gross profit rate for the nine months ended September 30, 2010 was 18.30%, a decrease of 2.80%, or approximately 13.27%, compared to 21.10% for the nine months ended September 30, 2009. The decrease is mainly due to the change of our product mix and selling strategy.

For the nine months ended September 30, 2010, gross profit rate for exclusive franchise stores was 18.04%, a decrease of 1.96%, or approximately 14.12%, from 21.00% for the nine months ended September 30, 2009. The decrease of gross profit rate in exclusive franchise stores is because of the change of our product mix and selling strategy. In order to develop exclusive stores, we had provided very attractive prices. Also from 2010, we started to carry famous brands such as SONY and LG that are with lower gross profit rate.

For the nine months ended September 30, 2010, gross profit rate for non-exclusive franchise stores was 18.74%, a decrease of 3.26%, or approximately 14.80%, from 22.00% for the nine months ended September 30, 2009. The decrease of gross profit rate in non-exclusive franchise stores is because of the change of our product mix and selling strategy. In order to develop exclusive stores, we had provided very attractive prices. Also from 2010, we started to carry famous brands such as SONY and LG that are with lower gross profit rate.

For the nine months ended September 30, 2010, gross profit rate for Company owned stores was 17.79%, a decrease of 2.96%, or approximately 14.27%, from 20.75% for the nine months ended September 30, 2009. The decrease of gross profit rate in Company owned stores is because Company owned stores have tried to sold in stock in lower profit for the first six months of 2010.

Gross profit rate from new product lines carried in 2010 is approximately 18.53% for the nine months ended September 30, 2010.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were $3,031,385, an increase of $2,943,588, or 3,352.7% from $87,797 for the nine months ended September 30, 2009.

Selling expenses for the nine months ended September 30, 2010 were $1,561,949, an increase of $1,524,805, or 4,105.0% from $37,145 for the nine months ended September 30, 2009. The increase was due to the increase in sales and business expansion. The increased sales expenses are mainly increased shipping and handling expenses.

General and administrative expenses for the nine months ended September 30, 2010 were $1,469,436, an increase of $1,418,784, or 2,801.0%, from $50,652 for the nine month ended September 30, 2009. The increase was mainly due to the increase cost as a public company staring July 2010. We have incurred about $800,000 professional expenses such as legal, accounting, audit expenses for the nine months ended September 30, 2010. The increase is also related to the expansion of our PRC business.

Net Operating Income

Our net operating income for the nine months ended September 30, 2010 was $13,320,208, an increase of $7,981,276 or 149.5%, from $5,338,932 for the same period in 2009. The increases were due to increased sales, offset by increased costs of good sold and operating expenses.

Net Income

Our net income for the nine months ended September 30, 2010 was $15,094,620, an increase of $9,758,419 or 182.87%, from $5,336,201 for the same period in 2009. The increases were due to increased sales and other income due to dividend payable to employees forgiven by the employees.

Income Taxes Expense

Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009:

	2010	2009

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.00	25.00

China income tax exemption	(24.98)	(24.96)

Total provision for income taxes	0.02%	0.04%

Pursuant to authorizations from the Company’s local and provincial taxing authorities, the Company pays diminimis annual income taxes. There can be no assurance that such tax treatment will continue or that PRC tax authorities will not assess taxes in the future, which relate to prior periods.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2009 or during the nine months ended September 30, 2010 that have, or are reasonably likely to have, a current or future material affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $5,976,273. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

We had no material commitments for capital expenditures as of September 30, 2010.

 The following table sets forth a summary of our cash flows for the periods indicated:

	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$7,505,520	$(90,085)
Net cash used in investing activities	(5,752,773)	-
Net cash provided by financing activities	4,068,751	-
Effect of rate changes on cash	90,039	74,527
Increase (decrease) in cash and cash equivalents	5,911,537	(15,558)
Cash and cash equivalents, beginning of period	64,736	33,600
Cash and cash equivalents, end of period	$5,976,273	$18,042

Operating Activities

Net cash provided by operating activities was $7,505,520 for the nine months ended September 30, 2010, compared to net cash used in operating activities of $90,085 for the nine months ended September 30, 2009, an increase of $7,595,605 or 8,431.6%. The increase of net cash provided by operating activities was primarily due to increase of cash provided by increased net income mainly due to the result of greater sales, and decrease of accounts receivable due to collection of accounts receivable.

Investing Activities

Net cash used in investing activities was $5,752,773 for the nine months ended September 30, 2010, compared to $0 for the nine months ended September 30, 2009. The increase is mainly because $5,884,000 was deposited to acquire a land use right during the nine months ended September 30, 2010.

Financing Activities

Net cash provide by financing activities was $4,068,751 for the nine months ended September 30, 2010, compared to $0 for the nine months ended September 30, 2009. The increase was mainly due to cash $4,154,069 received through share issuance during the nine months ended September 30, 2010.

Critical Accounting Policies

Revenue Recognition - Direct sales and Wholesale Activities

The Company receives revenue from sales of electronic products. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Our sales are usually covered by the manufacturers’ return and warranty policies. Therefore, we do not estimate deductions or allowance for sales returns. Sales are presented net of any discounts, reward, or incentive given to customers. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. Customer deposits amounted to $0 and $1,333,091 as of September 30, 2010 and December 31, 2009, respectively.

Our products delivered to customers are checked on site by customers and, once the products are accepted by customers, the customers sign acceptance notices as evidence of delivery and completion of sales.

Rewards or incentives given to our customers are an adjustment of the selling prices of our products; therefore, the consideration is characterized as a reduction of revenue when recognized in our income statement.

The Company recognizes its revenues net of value-added taxes (“VAT”).  The Company is subject to VAT which is levied at a fixed annual amount. Currently, the Company is charged at a fixed annual amount of approximately $1,200 to cover all types of taxes, including income taxes and value added taxes. This amount has been approved by the PRC national and tax departments from March 2007 to 2010.

Revenue Recognition – Franchise Activities

Revenues from franchised activities include area development and initial franchise fees (collectively referred to as “Franchise fees”) received from franchisees to establish new stores and royalties charged to franchisees based on a percentage of a franchised store’s sales. Franchise fees are accrued as unearned franchise revenue when received and are recognized as revenue when the non-exclusive franchise stores covered by the fees open, which is generally when we have fulfilled all significant obligations, which are we only have on store at one village, free delivery and free after sales service to the franchisee. Continuing fees and royalties are recognized in the period earned.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. Management is in the process of evaluating the impact of adopting this ASC update on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)." The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the Company's consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)." The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167. The deferral is effective as of the beginning of a reporting entity's first annul period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application it not permitted. The provisions of ASU 2010-10 are effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the Company's consolidated financial statements.
In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)." All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 is effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010. The adoption of such standard does not have a material impact on the Company's consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

(a)      Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to the Commission is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures are effective at these reasonable assurance levels.

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors. An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary. Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

(b)      Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We entered into a Share Exchange Agreement, dated as of July 9, 2010  (the “Share Exchange Agreement”) with China Electronic and certain stockholders and warrantholders of China Electronic (the “CEH Stockholders”).  Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of China Electronic held by them, in exchange for an aggregate of 13,785,902 newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock. The shares of our common stock acquired by the CEH Stockholders in such transactions constitute approximately 86% of our issued and outstanding Common Stock giving effect to the share and warrant exchange and the sale of our Common Stock pursuant to the Subscription Agreement discussed below, but not including any outstanding purchase warrants to purchase shares of our common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, China Electronic purchased from the former principal stockholder of us an aggregate of 4 million shares of our common stock and then agreed to the cancellation of such shares.

The shares of our Common Stock and warrants to purchase our Common Stock were issued in accordance with a safe harbor from the registration requirements of the Securities Act under Regulation S thereunder or an exemption from the registration requirements of the Securities Act under Section 4(2) by virtue of compliance with the provisions of Regulation D under the Securities Act.

During the period from July 15, 2010 to August 17, 2010 we consummated a series of Private Placements of our Common Stock and warrants to purchase our Common Stock pursuant to a Subscription Agreement dated as of July 9, 2010 (the “Purchase Agreement”). Pursuant to the Purchase Agreement we sold to 105 investors for an aggregate gross purchase price of $5,251,548 an aggregate of (a) 1,989,211 shares of our Common Stock, (b) three year Series C Warrants to purchase an aggregate of 497,303 shares of our Common Stock for $3.70 per share and (c) three year Series D Warrants to purchase an aggregate of 497,303 shares of our Common Stock for $4.75 per share.

The issuances of our Common Stock and warrants to purchase our Common Stock were exempt from registration under the Securities Act by virtue of compliance with Section 4(2) of the Securities Act and Regulation D thereunder and Regulation S.

Item 3.     Defaults upon Senior Securities

Not applicable.

Item 5.    Other Information

None.

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

China Electronics Holdings, Inc. (Registrant)

Date: November 22, 2010

By:	/s/ Hailong Liu
Hailong Liu
Chief Executive Officer and President
(principal executive officer) &
Chief Financial Officer (principal
financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002