Form 10-K
period 2010-12-31
China Electronics Holdings, Inc.
filed 2011-04-18
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-152535

CHINA ELECTRONICS HOLDINGS, INC.
 (Exact Name of Registrant as specified in its Charter)

Nevada	98-0550385
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)

Building 3, Binhe District, Longhe East Road, Lu’an City, Anhui Province, PRC	237000
(Address of Principal Executive Offices)	(Zip code)

Registrants’ telephone number, including area code:   011-86-564-3224888

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes    ☒ No

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
☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Not available.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 16,775,113 as of April 12, 2011.

CHINA ELECTRONICS HOLDINGS, INC.

i

Throughout this Annual Report on Form 10-K, the "Company", "we," "us," and "our," refer to (i) China Electronics Holdings, Inc., a Nevada corporation (“China Electronics”), (ii) China Electronic Holdings, Inc., a Delaware corporation (“CEH Delaware”), and (iii) Lu’an Guoying Electronic Sales Co., Ltd., a wholly foreign enterprise under the laws of the People’s Republic of China (“Guoying”), unless otherwise indicated or the context otherwise requires.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

•	our ability to produce, market and generate sales of our private label products;

•	our ability to market and generate sales of the products that we sell as a wholesaler;

•	our ability to develop, acquire and/or introduce new products;

•	our projected future sales, profitability and other financial metrics;

•	our future financing plans;

•	our plans for expansion of our stores and manufacturing facilities;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand our sales and marketing capability;

•	acquisitions of other companies or assets that we might undertake in the future;

•	our operations in China and the regulatory, economic and political conditions in China;

•	our ability as a U.S. company to operate our business in China through our subsidiary, Guoying;

•	competition existing today or that will likely arise in the future; and

•	other factors discussed under Item 1A—“Risk Factors” and elsewhere herein.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  These statements may be found under Item 1—“Business,”  Item 1A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A—“Risk Factors” and matters described in this Annual Report on Form 10-K generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K.  Such statements are presented only as a guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change.  You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Annual Report on Form 10-K.

 This Annual Report on Form 10-K also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report on Form 10-K. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Potential investors should not make an investment decision based solely on the our projections, estimates or expectations.

PART I

ITEM 1.  BUSINESS

INTRODUCTION

Background and Key Events

Our Predecessor Company

We were incorporated under the laws of the State of Nevada under the name Buyonate, Inc. on November 9, 2007.  We were formed to develop and offer software products for the creation of interactive digital software for children.  However, upon a change of control of the Company on March 29, 2010, the Company immediately discontinued such business and began to search for candidates for a business combination.

Share Exchange with CEH Delaware

Pursuant to the Share Exchange Agreement (the “Share Exchange Agreement”), dated as of July 15, 2010, we acquired CEH Delaware and Guoying, its wholly-owned subsidiary.  Under the terms of the Share Exchange Agreement, 10 former stockholders of CEH Delaware transferred to us 100% of the outstanding shares of common stock and preferred stock of CEH Delaware and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902 newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,572 shares of our Common Stock.  CEH Delaware’s outstanding Series A warrants were exchanged on a one-for-one basis for Series A warrants of the Company to purchase an aggregate of 314,286 shares of Common Stock, with an exercise price of $2.19 per share.  CEH Delaware’s outstanding Series B warrants were exchanged on a one-for-one basis for Series B warrants of the Company to purchase an aggregate of 314,286 shares of Common Stock, with an exercise price of $2.63 per share.  CEH Delaware’s outstanding $1.00 warrants were exchanged on a one-for-one basis for Series E warrants of the Company to purchase an aggregate of 1,000,000 shares of Common Stock, with an exercise price of $0.25 per share.  In connection with the closing of the Share Exchange Agreement, CEH Delaware purchased from our former principal stockholder an aggregate of 4 million shares of our Common Stock and agreed to the cancellation of such shares.

Private Placement and Related Agreements

Between July 15, 2010 and August 17, 2010 we consummated a series of private placements of our Common Stock and warrants to purchase our Common Stock pursuant to a Subscription Agreement dated as of July 9, 2010 (the “Purchase Agreement”), with the investors (the "Investors") set forth in the Purchase Agreement. Pursuant to the Purchase Agreement we sold to 105 investors for an aggregate gross purchase price of $5,251,548 an aggregate of (a) 1,989,211 shares of our Common Stock, (b) three year Series C Warrants to purchase an aggregate of 497,303 shares of our Common Stock for $3.70 per share and (c) three year Series D Warrants to purchase an aggregate of 497,303 shares of our Common Stock for $4.75 per share. Hunter Wise Securities, LLC acted as the lead placement agent and American Capital Partners, LLC acted as co-placement agent of the private placement.

Registration Rights Agreement

 In connection with the private placement, we entered into Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors which sets forth the rights of the Investors to have the shares of common stock sold pursuant to the Purchase Agreement and the shares of Common Stock underlying the Warrants issued in the private placement registered with the Securities and Exchange Commission (“SEC”) for public resale.

Corporate Name Change

Effective August 3, 2010, CEH Merger Corp., a Nevada corporation newly formed by the Company for the purpose of merging into the Company, merged into the Company. In connection with the merger and pursuant to the Articles of Merger filed with the Nevada Secretary of State, we changed our name to China Electronics Holdings, Inc.. No securities of the Company were issued in connection with the merger. The merger and name change were approved by the Financial Industry Regulatory Authority ("FINRA") and the Common Stock began trading under the symbol “CEHD.OB” on August 23, 2010.

CEH Delaware owns 100% of the capital stock of Guoying. Guoying is a wholly foreign-owned enterprise, or “WFOE,” under the laws of the PRC by virtue of its status as a wholly-owned subsidiary of a non-PRC company, CEH Delaware.

Our Corporate Structure

As set forth in the following diagram, following our acquisition of CEH Delaware, CEH Delaware became and currently is our direct, wholly-owned subsidiary.

BUSINESS OF THE COMPANY

Overview

Through our subsidiary, Guoying, we are engaged in the retail sale of consumer electronics and appliances in the PRC, such as solar heaters, refrigerators, air conditioners, televisions, and similar items. We sell such products in certain rural markets in Anhui, Henan and Hubei provinces.

We operate 3 company-owned stores, all of which are located in Lu’an City, Anhui Province. As of December 31, 2010, we had 486 exclusive franchise stores that operate under the Guoying brand name pursuant to cooperation agreements with us.  These franchise stores only sell merchandise that we provide to them as their exclusive wholesaler.  Such merchandise includes Guoying branded products as well as products from Sony, Samsung and LG.  In addition to the exclusive franchise stores, as of December 31, 2010, 715 non-exclusive stores sold Guoying branded merchandise that we provide as a wholesaler or distributor.  Such merchandise includes Guoying branded merchandise as well as products from Sony, Samsung and LG. Guoying is one of many wholesalers that provide items to the non-exclusive stores, and such stores may sell items provided by other companies, including Guoying’s competitors. Approximately 30.2% of our revenue for the fiscal year ended December 31, 2010 ("fiscal 2010") was from the company-owned stores, approximately 30.8% of our 2010 revenue was from the exclusive franchise stores and approximately 39% of our 2010 revenue was from the non-exclusive stores.

Our wholesale business purchases consumer electronics and appliances from well-known manufacturers or large distributors and sells them to the company-owned stores, the exclusive franchise stores and the non-exclusive stores.  Guoying is the exclusive wholesaler in the Lu’an area for products under the brand names, Sony, LG, Samsung, Shanghai Shangling, Chigo, Huayang and Huangming.  Guoying is the general sales agency of Sino-Japan Sanyo electronic products, such as Sanyo televisions, air conditioners, washing machines and micro-wave ovens.  Guoying has teamed up with Huangming and Huayang, the two largest manufacturers of solar thermal products in China, to be their exclusive retail outlet in Lu’an. Some of their energy efficient, “green” products include solar thermal water heaters, solar panels (photovoltaic) and energy saving glass.

In addition to providing wholesale merchandise purchased from manufacturers or distributors, we provide refrigerators that are manufactured by one original equipment manufacturer (“OEM”), Shanghai Pengbai Electronic Co., Ltd. (“Pengbai”), under the Company’s trademark “Guoying”. Guoying refrigerators have “3C” quality national authentication certificates, which are mandatory in PRC for the sale of refrigerators. During 2010, approximately 2% of our revenue and 2.5% of our net income was from the sale of Guoying brand refrigerators. In August 2007, Guoying entered into a 5-year OEM agreement with Pengbai, under which Pengbai manufactures refrigerators for us to sell under the “Guoying” trademark. Guoying sold a total of 30,000 refrigerators in 2007, 46,000 in 2008, 62,000 in 2009, and 50,948 in 2010. On October 2, 2006, Guoying loaned Pengbai RMB 80 million (approximately $12.12 million) in four installments of RMB 20 million each from 2006 to 2010. In consideration for the loan, Pengbai sells refrigerators to Guoying at a discounted price. Pengbai is required to repay the loan by October 2017, with payments in four equal installments of RMB 20 million beginning in October 2013. The loan is secured by all the assets of Pengbai and is interest free. In March 2011, the Company received $2,154,140 from Pengbai as full repayment of loan receivables.

Retail Operations

The various types of stores are described below:

Company-owned stores

We own and operate 3 company-owned stores, which sell Guoying branded products as well as other merchandise that we provide as the exclusive wholesaler. Two of the company-owned stores focus on the sale of solar thermal products, one with an area of 100 square meters and the other with an area of 60 square meters. The third company-owned store is a general store with an area of 180 square meters, which carries solar thermal products, refrigerators, air conditioners, televisions and other products. Our offices are located on the second floor of the general company-owned store. We currently lease all of the company-owned stores.

Exclusive Franchise Stores

As of December 31, 2010, 486 exclusive franchise stores operated under the Guoying brand name. The exclusive franchise stores are owned and operated by third parties under our brand name pursuant to cooperation agreements with the Company.  Such stores sell both Guoying branded products and other products that we provide as the exclusive wholesaler.  Guoying is the only wholesaler providing products to our exclusive franchise stores. The exclusive franchise stores are located in rural areas around Lu’an City and in Henan and Hubei provinces, and the primary customers of these stores are residents of the local towns and villages. The store owners arrange for or lease the operating space for the exclusive franchise stores. Guoying makes deliveries to each store and upon delivery, the stores pay in cash the wholesale price of the products provided.  After receiving orders from such stores we are generally able to deliver the merchandise within two to three hours to stores located in or near Lu’an City or within three days to stores that are further away.   Due to the PRC “Rural consumer electronics and appliances” plan, which is available to some of our stores, Guoying is able to offer the exclusive franchise stores certain discounts based on the quantity of their purchases.

We have signed cooperation agreements with each exclusive franchise store with a term ranging from 1 year to 3 years, subject to renewals.  The average remaining term under most of the cooperation agreements is 3 years, and most of the agreements were renewed in November 2010.  Pursuant to the cooperation agreements, we provide loans to store owners to facilitate the establishment of the exclusive franchise stores. The loans are interest free, unsecured loans, which are payable in a single installment no later than three years from the date of the loan. Each loan is made in the form of cash and products, in an amount of up to 40% of the cost of establishing the store. The specific amount of each loan varies depending on factors including location of the store and the economy of the area, the consumption capacity of the store and the size of the store.  The average value of products provided to the store owners in connection with the loans ranges from RMB 201,744 to RMB 341,548 (approximately $20,000 to $50,000) and varies based on the factors discussed above and the total amount of the loan.  In consideration of the loan, the exclusive franchise stores exclusively purchase products from Guoying.

Non-exclusive stores

As of December 31, 2010, we provided merchandise to 715 non-exclusive stores as a wholesaler.  Such stores are owned and operated by third parties and are located in the rural areas around Lu’an City and in Henan and Hubei provinces. These stores sell both Guoying branded merchandise and other merchandise manufactured by other companies and sold to the stores by the Company pursuant to franchise agreements and sales agreements with the Company.  These stores also buy merchandise from other wholesalers, including Guoying’s competitors.  The non-exclusive stores pay the Company cash upon the Company’s delivery of products.  Under the franchise agreements, each non-exclusive store pays Guoying an annual fee of RMB 5,000 (approximately $735).

The below table lists company-owned stores, exclusive franchise stores and non-exclusive stores grouped by the province in the PRC in which they are located:

Province	Company-owned stores	Exclusive franchise stores	Non-exclusive stores
Anhui	3	465	684
Henan		12	12
Hubei		9	19

Our Warehouses

We currently distribute products to company-owned stores, exclusive franchise stores and non-exclusive stores from two warehouses located within Lu’an city, which are leased by Guoying.  We engage third parties to transport the products from our warehouses to the stores.  For additional information concerning the location and area of each of the Company’s warehouse and the terms under which the real estate for each warehouse is leased, see “Description of Property” herein.

Our Private Label Brands

We have agreements with one OEM, Pengbai, pursuant to which they manufacture our private label brand refrigerators.   These refrigerators are labeled with the Company’s trademark “Guoying”, and we distribute such refrigerators to our company-owned stores, exclusive franchise stores and non-exclusive stores.  Guoying branded refrigerators have “3C” quality national authentication certificates, which are mandatory in PRC for the sale of refrigerators.  The term of the agreement is valid from July 2, 2010 to July 2, 2013.

Land Use Right

We entered into a Land Use Right Purchase Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee granted us a land use right for 300 Chinese acres where our LED manufacturing facility will be built.  120 Chinese acre of this land is for commercial use and 180 Chinese acre of this land is for industrial use. Pursuant to the agreement, we have paid the deposit for this parcel of land in amount of RMB 100 million by December 31, 2010.

Industry Background

According to information published by Xinhua News Agency on October 23, 2007, approximately 56% of China’s population currently resides in rural areas of China, thereby causing rural residents to be the largest consumer group in China. After many years of economic reforms, the average income of people living in China’s rural areas has gradually increased. Despite the increase in average income, many retailers do not prioritize the rural area and we believe that such area has significant growth potential.

We believe that there are several reasons for the potential development of rural consumer electronics and appliances markets.

According to information published by China Economic News dated December 9, 2010, the central government has increased the income of the rural population by reducing the amount of tax paid by farmers. We believe that the increased income of consumers living in rural areas combined with continuing improvements in the rural power network, rural transportation, and rural communication make the rural market extremely favorable for home appliances and electronics.

Second, the Chinese government has initiated a rural home appliance and electronics rebate program, called the “Rural Consumer Electronics” plan. The plan provides that the maximum sales price of electronics is fixed at a price which is usually equal to the market price of the same products in urban areas, but allows rural consumers to receive a 13% rebate from the government on their purchases of electronics.

Third, the current consumer electronics and appliances markets in big PRC cities like Beijing, Shanghai, and Shenzhen are already saturated by electronics stores, which leads to very lean margins. Although some competitors have announced interest in the rural market, none of our current competitors have established any significant presence in the rural markets. Success of established brand names in cities is not necessarily an indicator of success in rural areas. We believe that a majority of the rural population has not seen or heard of the retail chains that exist in the cities.

Additionally, rural consumers have different tastes and values than city consumers according to a market research published by Shandong Agriculture University dated January 3, 2000. For example, the ratio of functionality to cost is the most important factor for rural consumers in deciding which appliances to purchase. However, product colors also have a significant impact in decision-making. Most rural consumers prefer certain colors, such as red, over colors like black, silver, and white that are popular in cities. As a result, much research is necessary to fully understand the outlook of rural consumers.

Raw Materials and Suppliers

Approximately 95% of the cost of sales is the purchase price of products.

Our principal suppliers of merchandise in 2010, in terms of cost to us, were:

Name of Supplier	Type of Products
Shandong Huangming Solar Power Sales Co.	Huangming Solar Power
Jiangsu Huayang Solar Power Sales Co.	Huayang Solar Power
Ynagzhou Huiyin Co.,Ltd.	SONY LCD

Our principal suppliers of merchandise in 2009, in terms of cost to us, were:

Name of Supplier	Type of Products
Shangdong Huangming Solar Power Sales Co.	Solar Heaters
Jiangshu Huayang Solar Power Sales Co.	Solar Heaters
Hier Hefei Ririshun Sales Co.	Small Appliances

We receive all of our merchandise from our suppliers, which are often the manufacturers, through deliveries to our two warehouses located within Lu’an city.

Marketing, Sales, and Distribution

We have a staff of 27 employees who take orders and provide customer service to each exclusive franchise store and non-exclusive store in assigned geographical areas. We advertise in many ways, including using television advertisements, advertisements on buses and walls, fliers distributed on the streets by our promotion personnel and general promotions, including discounts. We base our advertising on our analysis of the market and our competitors. Under contracts we have with our suppliers, our suppliers are responsible for the costs of all discounts and promotions.

Customers and Pricing

Our customer strategy is to offer products to the rural market where there is less competition.

Our customers pay different prices for our products depending on where they live.

●
In general, most of the products sold in the franchise stores are under the regulation of the national “Rural Consumer Electronics” plan.   The plan provides that the maximum sales price of electronics is fixed at a price which is usually equal to the market price of the same products in urban areas.  The plan allows rural consumers to receive a 13% rebate from the government on their purchases of electronics.

●	Some of the products sold by our company-owned stores to the residents in Lu’an city are sold at the market price for urban areas.

Most customers pay for their purchases in cash.

In recent years, the pricing of our merchandise has changed as the price charged by our vendors has changed. For example, due to inflation in recent years, the market price of consumer electronics and appliances has risen. However, the selling prices of some older models of products have decreased since such models are being discontinued.

Employees

As of December 31, 2010, Guoying had 47 full-time employees, including 15 management and supervisory personnel, 27 sales and marketing personnel and 5 after sale support personnel.

Seasonality

Approximately 30% of our sales of products are made in the first quarter, because the Chinese Spring Festival, the traditional shopping time, is during the first quarter. The fourth quarter is our second busiest season.

Competition

We believe our main competitor is Guosheng Electronic (“Guosheng”), which is a state-owned enterprise in Anhui Province.  Guosheng is the third biggest retailer of consumer electronics and appliances in Anhui Province and runs several franchise stores in small cities and towns.  Guosheng also has stores in Lu’an city.

Compared to Guosheng, our competitive disadvantages are:

●	Funding. We need more capital than larger wholesalers in order to expand. As a state-owned enterprise, it is easier for Guosheng to obtain bank loans.

●	Exclusive Representative Rights. Currently we are smaller than Guosheng and it is easier for Guosheng to be the exclusive representative of certain major brands because it is larger.

●	Brand Recognition. As a smaller wholesaler, we need to invest more in advertising in order to make our brand as competitive as larger wholesalers such as Guosheng.

Compared to Guosheng, our competitive advantages are:

●
Rural Market.  We have relationships with hundreds of exclusive franchise stores and non-exclusive stores in rural markets, which are markets that have a high potential volume of sales, but which markets are ignored by the big retail chain stores.

●
Flexibility. We make deliveries quickly and consistently. After receiving an order, we are able to deliver products within 2 hours to stores within or close to Lu’an city. Large state-owned retail stores, such as Guosheng, typically take 2-3 days to deliver products after the receipt of orders.

●	Sales Networking. We have 27 sales persons visiting the exclusive franchise stores and non-exclusive stores each week, which allows us to maintain good relationships with the stores.

Intellectual Property

Mr. Hailong Liu, our CEO, owns the following trademarks:

(i)	Trademark Registration No:	5307764
	Owned Trademark:	GUOYING(国鹰)
	Clarification No:	11
	Term:	May 7, 2009 to May 6, 2019
	Issued by:	Trademark Office, State Administration for Industry and Commerce

(ii)	Trademark Registration No:	5307765
	Owned Trademark:	GUOYING(国鹰)
	Clarification No:	7
	Term:	April 28, 2009 to April 27 2019
	Issued by:	Trademark Office, State Administration for Industry and Commerce

By written agreement, Mr. Liu has granted Guoying  the right to use the trademarks from January 1, 2008 to December 31, 2012 at no cost to us.

Regulation

We are subject to a wide range of regulations covering every aspect of our business. The most significant of these regulations are set forth below.  Management believes it is in material compliance with applicable regulations.

Chain Stores Management

In March 1997, the Domestic Trade Ministry issued and enforced the Standard Opinions on the Operation and Management of Chain Stores (the “Opinions”), to regulate and administrate the forms, management models, composition, business area and other requirements of chain stores. The Opinions discuss three forms of chain stores: regular chain, franchise chain and voluntary chain. The Opinions stipulate that franchise chain and voluntary chain stores must execute relevant cooperation contracts including certain clauses including but not limited to licensed use of trademarks, product quality management, centralized purchase and sales promotion policies.

In May 1997, the State Administration of Industry and Commerce issued the Circular of the Relevant Issues for the Administration of Registration of Chain Stores, which provides the conditions for the establishment of chain stores and branches, the procedures and documents for application for registration with the administration of industry and commerce, and the names of chain stores, to regulate registration issues relating to chain stores.

Regulations relating to consumer protection

On October 31, 1993, the Standing Committee of the National People's Congress issued and enforced the Law on the Protection of the Rights and Interests of Consumers, or the Consumer Protection Law, revised in 2009. The State Administration of Industry and Commerce also issued the notice regarding Handling of Acts of Infringement of Rights of Consumers or the Notice in March 2004. Under the Consumer Protection Law and the Notice, a business operator providing a commodity or service to a consumer shall first undertake certain responsibilities of the manufacturers relating to products. These liabilities include restoring the consumer’s reputation, eliminating the adverse effects suffered by the consumer, and offering an apology and compensation for any losses incurred. The following penalties may also be imposed upon business operators for the infraction of these obligations: issuance of a warning, confiscation of any illegal income, imposition of a fine, an order to cease business operation, revocation of its business license or imposition of criminal liabilities under circumstances that are specified in laws and statutory regulations.

Regulations on commercial franchising

On May 1, 2007, the State Council issued and enforced the Regulations for Administration of Commercial Franchising, to supervise and administrate the Franchise activities. The Regulations for Administration of Commercial Franchising were later supplemented by the Administrative Measures for Archival Filing of Commercial Franchise and the Administrative Measures for Information Disclosure of Commercial Franchise, both of which were issued by the Ministry of Commerce. Under these regulations, Franchisors are required to file franchise contracts with the Ministry of Commerce or its local counterparts; and franchise contracts shall include certain required provisions, such as terms, termination rights and payments. Franchisors are also required to satisfy certain requirements including, without limitation, having mature business models and the capacity to provide operation guidance, technical support and training to franchisees. Franchisors engaged in franchising activities without satisfying the above requirements may be subject to administrative penalties.

Regulations on trademarks

The State Council issued the PRC Trademark Law in 1982, revised in 2001, and the Implementation Regulation of the PRC Trademark Law in 2002, to protect the owners of registered trademarks and trade names. The Trademark Office handles trademark registrations and grants a term of ten years to registered trademarks. Trademark license agreements must be filed with the Trademark Office or its regional counterpart.

Home appliance sales on the rural market

On April 16, 2009, the Ministry of Commerce, the Ministry Of Finance, the Industry and Information Technology, National Development and Reform Committee, the Ministry of Environmental Protection, State Administration of Industry and Commerce and State Administration of Quality Supervision promulgated the Implementation Rules of Home Appliance Sales on the Rural Market, or the Implementation Rules to stimulate domestic demand and promote economic development. According to the Implementation Rules, the local government authority would make its decision concerning the qualification of home appliance selling enterprises based on the process of public bidding and tendering. Such enterprises shall satisfy certain requirements, including having measures on dispatching, price management, after-sale service and sales channels. Such enterprises are also required to file with the local commerce bureau for sale of home appliances and shall provide good service. The qualification of sales enterprises to sell home appliances in rural areas may be cancelled in the event of any serious violation of commitments or duties as set forth in the Implementation Rules.

ITEM 1A.  RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our sales revenues are derived primarily from our exclusive franchise stores and non-exclusive stores, and should any of them perform poorly or cease purchasing wholesale merchandise from us, our sales results, revenues, net income, reputation and competitive position would suffer.

We sell most of our products through exclusive franchise stores and non-exclusive stores.  Though our sales persons visit the stores regularly, third party store managers make decisions about order quantities and are responsible for the daily operations of the stores. If factors either in or out of a store manager’s control cause harm to a store’s business, the store’s income could decrease, which would negatively impact our sales.  If an exclusive franchise store bearing our brand name performs poorly or is run improperly by such third party store managers, our reputation could be adversely affected.  Additionally, if a large number of exclusive franchise stores and non-exclusive franchise stores choose to cease purchasing products from us, we could experience a material decrease in revenues and net income.  There is no termination provision in, or expiration of the term of, the exclusive franchise agreements.

We depend heavily on large suppliers and if any of our largest suppliers cease to provide products to us, our business could be adversely affected.

All of the products purchased by the Company during the fiscal year ended December 31, 2010 were provided by twelve vendors, with three major vendors, Shandong Huangming, Jiangsu Huayang Solar Power Sales Co. and Ynagzhou Huiyin Co.,Ltd. accounting for 43.5%, 16.5% and 12.6% of our total purchases, respectively. All of the products purchased by the Company during the fiscal year ended December 31, 2009 were provided by seven vendors, with three major vendors, Shandong Huangming, Hier Hefei Ririshun Sales Co., and Jiangshu Huayang Solar Power Sales Co. accounting for 52.2%, 26.2% and 14.9% of our total purchases, respectively. If any of these vendors cease doing business with us, we will experience significant reductions in our sales and income.

We may not be able to effectively control and manage our growth, and a failure to do so could adversely affect our operations and financial condition.

We also plan to expand our company-owned stores and develop manufacturing capabilities for our new LED business. Planned expenditures for the stores and manufacturing capabilities are $8-10 million.  Even if we are able to secure the funds necessary to implement our growth strategies (of which there can be no assurance), we will face management, resource and other challenges in expanding our current facilities, integrating acquired assets or businesses with our own, and managing expanding product offerings. Failure to effectively deal with increased demands on our resources could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies. Other challenges involved with expansion, acquisitions and operation include:

●	unanticipated costs;

●	the diversion of management’s attention for unanticipated business concerns;

●	potential adverse effects on existing business relationships with suppliers and customers;

●	obtaining sufficient working capital to support expansion;

●	expanding our product offerings and maintaining the high quality of our products;

●	maintaining adequate control of our expenses and accounting systems;

●	successfully integrating any future acquisitions;

●
anticipating and adapting to changing conditions in the electronics retail industry, whether from changes in government regulations, mergers and acquisitions involving our competitors, technological developments or other economic, competitive or market dynamics; and

●	outsourcing the manufacture and production of our refrigerators to OEMs may not give us sufficient control over the quality of those products.

Even if we do experience increased sales due to expansion, there may be a lag between the time when the expenses associated with an expansion or acquisition are incurred and the time when we recognize such benefits, which would affect our earnings.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to do so, our ability to implement our business objectives could be limited. Difficulties with hiring, employee training and other labor issues could disrupt our operations.

Our operations depend on the work of our sales persons and other employees. We may not be able to retain those employees, successfully hire and train new employees or integrate new employees into the Company. Any such difficulties would reduce our operating efficiency and increase our costs of operations, and could harm our overall financial condition.

Our operations also depend in significant part upon the continued contributions of our key technical and senior management personnel, including Mr. Hailong Liu, and upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations.  If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them within a reasonable time, which could result in disruption of our business and an adverse effect on our financial condition and results of operations. None of our senior management personnel have signed employment agreements.  Significant turnover in our senior management could significantly deplete the institutional knowledge held by our existing senior management team.  We depend on the skills and abilities of these key employees in managing the technical, marketing and sales aspects of our business, which could be harmed by turnover in the future.  Competition for senior management and personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could limit our future growth and reduce the value of our common stock.

The consumer electronics and appliances retail industry in the PRC is competitive and, unless we are able to compete effectively with competitor retailers, our profits could suffer.

The consumer electronics and appliances retail industry in the PRC has become highly and increasingly competitive. Large national retailers such as Suning Appliance and Guomei Appliance have expanded, and local and regional competition has increased. Some of these companies have substantially greater financial, marketing, personnel and other resources than we do.

Our competitors could adapt more quickly to evolving consumer preferences or market trends, have greater success in their marketing efforts, control supply costs and operating expenses more effectively, or do a better job in formulating and executing expansion plans. Increased competition may also lead to price wars, counterfeit products or negative brand advertising, all of which may adversely affect our market share and profit margins. Existing or new competitors could receive contracts for which we compete due to events and factors beyond our control, and expansion of large retailers into new locations may limit the locations into which we may profitably expand. To the extent that our competitors are able to take advantage of any of these factors, our competitive position and operating results may suffer.

Because we face intense competition, we must anticipate and quickly respond to changing consumer demands more effectively than our competitors. In order to succeed in implementing our business plan, we must achieve and maintain favorable recognition of our private label brands (i.e. our Guoying branded products, company-owned stores and exclusive franchise stores operating under our brand name), effectively market our products to consumers, competitively price our products, and maintain and enhance a perception of value for consumers. We must also source and distribute our merchandise efficiently. Failure to accomplish these objectives could impair our ability to compete with larger retailers and could adversely affect our growth and profitability.

We do not maintain product liability insurance or business interruption insurance, and our property and equipment insurance does not cover the full value of our property and equipment.

We currently do not carry any product liability or other similar insurance or business interruption insurance. If product liability litigation becomes more commonplace in the PRC, we could be exposed to additional liability. Moreover, we may have increased product liability exposure as we expand our sales into international markets, like the United States, where product liability claims are more prevalent.

            We may be required from time to time to recall products entirely or from specific markets or batches.  We do not maintain recall insurance. Additionally, our property and equipment insurance does not cover the full value of our property and equipment.  In the event we do experience product liability claims or a product recall, or suffer from a natural or other unexpected disaster, business or government litigation, or any uncovered risks of operation, our financial condition and business operations could be materially adversely affected.

As all of our operations and personnel are in the PRC, we may have difficulty establishing adequate western style management, legal and financial controls.

The PRC has not adopted a Western style of management and financial reporting concepts and practices. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result, we may experience difficulty in establishing accounting and financial controls, collecting financial data, budgeting, managing our funds and preparing financial statements, books and records and instituting business practices that meet Western standards.

Our lack of familiarity with Western practices generally and Section 404 specifically may unduly divert management’s time and resources, which could have a material adverse effect on our operating results. In addition, our lack of familiarity with U.S. generally accepted accounting principles and lack of accounting personnel who have experience with U.S. generally accepted accounting principles may cause our internal control over financial reporting to be deficient. If material weaknesses in our internal controls over financial reporting are identified, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

RISKS RELATED TO DOING BUSINESS IN CHINA

The Company faces the risk that changes in the policies of the PRC government could have a significant impact upon the business that the Company may be able to conduct in the PRC and the profitability of such business.

The PRC economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy, but there can be no assurance that this will be the case.  A change in policies by the PRC government could adversely affect the Company’s interests due to factors such as changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. There can be no assurance that the government will continue to pursue economic reform policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC political, economic and social life.

The PRC laws and regulations governing the Company’s business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on the Company’s business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing the Company’s business, or the enforcement and performance of the Company’s arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Company and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, the Company is required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty.

The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. The Company cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on the Company’s businesses.

New labor laws in the PRC may adversely affect our results of operations.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law.  The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce.  Further, it requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect the Company’s customers, demand for the Company’s products and the Company’s business.

All of the Company’s operations are conducted in the PRC and all of its revenue is generated from sales in the PRC and we cannot assure you that our historic growth will continue.  In addition, the PRC government exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Efforts by the PRC government to slow the pace of growth of the PRC economy could result in reduced demand for our products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation.  During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, reduce demand, materially increase our costs, and harm the market for our products and our Company.

Governmental control of currency conversion may affect the value of an investment in the Company and may limit our ability to receive and use our revenues effectively.

At the present time, the Renminbi, the currency of the PRC, is not a freely convertible currency.  We receive all of our revenue in Renminbi, which may need to be converted to other currencies, primarily U.S. dollars, in order to be remitted outside of the PRC.  The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars.

Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”).  “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services.  Distributions to joint venture parties also are considered “current account transactions.”  Non-current account items, including direct investments and loans, known as “capital account” items, remain subject to SAFE approval and companies are required to open and maintain separate foreign exchange accounts for capital account items.  There are other significant restrictions on the convertibility of Renminbi, including that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. Under current regulations, we can obtain foreign currency in exchange for Renminbi from swap centers authorized by the government.  While we do not anticipate problems in obtaining foreign currency to satisfy our requirements, we cannot be certain that foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict us from freely converting Renminbi in a timely manner.

The fluctuation of the Renminbi may materially and adversely affect investments in the Company and the value of our securities.

As the Company relies principally on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect the Company’s cash flows, revenues and financial condition, and the price of our common stock may be harmed.  The value of the Renminbi depends to a large extent on PRC government policies and the PRC’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar.  However, on July 21, 2005, the PRC government changed its policy of pegging the value of Renminbi to the U.S. dollar.  Under the new policy, Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the PRC government could adopt a more flexible currency policy, which could result in more significant fluctuation of Renminbi against the U.S. dollar.  We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

For example, to the extent that the Company needs to convert U.S. dollars it receives from an offering of its securities into Renminbi for the Company’s operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on the Company’s business, financial condition and results of operations. Conversely, if the Company decides to convert its Renminbi into U.S. dollars for the purpose of making payments for dividends on its common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi that the Company converts would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to the Company’s income statement and a reduction in the value of these assets.

The application of Chinese regulations relating to the overseas listing of Chinese domestic companies is uncertain, and we may be subject to penalties for failing to request approval of the Chinese authorities prior to listing our shares in the U.S.

On August 8, 2006, six Chinese government agencies, namely, the Ministry of Commerce, or MOFCOM, the State Administration for Industry and Commerce, or SAIC, the China Securities Regulatory Commission, or CSRC, the State Administration of Foreign Exchange, or SAFE, the State Assets Supervision and Administration Commission, or SASAC, and the State Administration for Taxation, or SAT, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which we refer to as the “New M&A Rules”, which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles,” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges.  The Company has not sought any approvals under the New M&A Rules.

There are substantial uncertainties regarding the interpretation, application and enforcement of the New M&A Rules and CSRC has yet to promulgate any written provisions or formally declare or state whether the overseas listing of a China-related company structured similar to ours is subject to the approval of CSRC. Any violation of these rules could result in fines and other penalties on our operations in China, restrictions or limitations on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

The new mergers and acquisitions regulations also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise that owns well-known trademarks or China’s traditional brands. We may grow our business in part by acquiring other businesses. Complying with the requirements of the new mergers and acquisitions regulations in completing this type of transactions could be time-consuming, and any required approval processes, including CSRC approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders or our PRC subsidiary to penalties, limit our ability to distribute capital to our PRC subsidiary, limit our Chinese subsidiary’s ability to distribute funds to us, or otherwise adversely affect us.

The PRC State Administration of Foreign Exchange (“SAFE”) issued a public notice in October 2005, or the SAFE Circular No. 75, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the SAFE Circular No. 75 as special purpose vehicles, or SPVs. PRC residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before June 30, 2006. Further, PRC residents are required to file amendments to their registrations with the local SAFE branch if their SPVs undergo a material event involving changes in capital, such as changes in share capital, mergers and acquisitions, share transfers or exchanges, spin-off transactions or long-term equity or debt investments.

Our current shareholders and/or beneficial owners may fall within the ambit of the SAFE notice and be required to register with the local SAFE branch as required under the SAFE notice. If so required, and if such shareholders and/or beneficial owners fail to timely register their SAFE registrations pursuant to the SAFE notice, or if future shareholders and/or beneficial owners of our company who are PRC residents fail to comply with the registration procedures set forth in the SAFE notice, this may subject such shareholders, beneficial owners and/or our PRC subsidiary to fines and legal sanctions and may also limit our ability to contribute additional capital to our PRC subsidiary, limit our PRC subsidiary’s ability to distribute dividends to our company, or otherwise adversely affect our business.  To date, our current shareholders and beneficial owners have not made any filings with the applicable SAFE branch.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer, or Circular 698, released in December 2009 by China's State Administration of Taxation, or the SAT, effective as of January 1, 2010.

Pursuant to the Circular 698, where a foreign investor transfers the equity interests of a Chinese resident enterprise indirectly via disposing of the equity interests of an overseas holding company, which we refer to as an Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5% or (ii) does not tax foreign income of its residents, the foreign investor shall report such Indirect Transfer to the competent tax authority of the Chinese resident enterprise. The Chinese tax authority will examine the true nature of the Indirect Transfer, and if the tax authority considers that the foreign investor has adopted an abusive arrangement in order to avoid Chinese tax, they will disregard the existence of the overseas holding company and re-characterize the Indirect Transfer and as a result, gains derived from such Indirect Transfer may be subject to Chinese withholding tax at the rate of up to 10%. Circular 698 also provides that,  where a non-Chinese resident enterprise transfers its equity interests in a Chinese resident enterprise to its related parties at a price lower than the fair market value, the competent tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

Since Circular 698 became effective on January 1, 2010, we cannot assure you that our reorganization will not be subject to examination by Chinese tax authorities or that any direct or indirect transfer of our equity interests in our Chinese subsidiary via our overseas holding companies will not be subject to a withholding tax of 10%.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could harm our business.

Although we are currently not subject to these regulations, we anticipate that we will be subject to the United States Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove ineffective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could adversely impact our business, operating results and financial condition.

Because the Company’s principal assets are located outside of the United States and the Company’s officers and directors reside outside of the United States, it may be difficult for investors to enforce their rights in the U.S. based on U.S. federal securities laws against the Company and the Company’s officers and directors or to enforce U.S. court judgments against the Company or them in the PRC.

The Company is located in the PRC and substantially all of its assets are located outside of the United States.  The PRC does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts.  It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts.  Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations governing the validity and legality of  call options which are held by our Chairman and others and there can be no assurance that the call options are not in breach of such laws and regulations.

Under a call option agreement with our Chairman Hailong Liu, Sherry Li, the holder of 11,556,288 shares of our Common Stock, has granted to Mr. Liu an option to purchase all of her shares over the course of two years in installments upon achievement of certain performance milestones by the Company. While we believe that this arrangement is not governed by PRC laws and regulations, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including regulations governing the validity and legality of call options. Accordingly, we cannot assure you that PRC government authorities will not determine that the call option agreement is subject to PRC laws and regulations. If the call option agreement is deemed to be governed by PRC laws and regulations, our Chairman may be required to register with the local SAFE branch for his overseas direct investment in the Company. Failure to make such SAFE registration may subject our Chairman to fines and legal sanctions, and may also limit his ability to receive dividends from our PRC subsidiary and remit his proceeds from their overseas investment into the PRC as a result of foreign exchange control under PRC laws and regulations.

The cessation of tax exemptions and deductions by the Chinese government may affect our profitability.

On March 16, 2007, the National People’s Congress of China enacted a new tax law, or the New Tax Law, whereby both foreign investment enterprises, or FIEs, and domestic companies will be subject to a uniform income tax rate of 25%. On November 28 2007, the State Council of China promulgated the Implementation Rules of the New Tax Law, the “Implementation Rules”. Both the New Tax Law and the Implementation Rules have become effective on January 1, 2008. Both the New Tax Law and the Implementation Rules provide that companies not entitled to tax exemption or relevant preferential tax treatment shall be subject to 17% value added tax. The Company recognizes its revenues net of value-added taxes (“VAT”).  The Company is subject to VAT which is levied at a fixed annual amount. Currently, the Company is charged at a fixed annual amount of approximately $1,200 to cover all types of taxes including income taxes and VATs. This is approved by the PRC tax department. In the future, if the relevant tax authorities determine that the Company is not eligible for preferential treatment of VAT, loss of such preferential treatment may materially and adversely affect our profits, business and financial performance.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is quoted on the OTCQB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB.  The OTCQB is a significantly more limited market than the New York Stock Exchange or NASDAQ.  The quotation of our shares on the OTCQB may result in a less liquid market for our common stock, could depress the trading price of our common stock, could cause high volatility and price fluctuations, and could have a long-term adverse impact on our ability to raise capital in the future.

There is a limited trading market for our common stock.

There is currently a limited trading market on the OTCQB for our common stock, and there can be no assurance that a less limited trading market will develop or be sustained.

Certain of our existing stockholders will control the outcome of matters requiring stockholder approval, and their interests may not be aligned with the interests of our other stockholders.

Sherry Li is our majority stockholder, holding 11,556,288 shares of our Common Stock (approximately 68.9 % of the outstanding shares of Common Stock as of April 12, 2011. As more particularly described in footnote (3) and (4) to the table contained in Item 12 of this Annual Report on Form 10-K, Ms. Li has entered into a voting trust agreement with, and granted options to, our Chairman, Hailong Liu, to vote or purchase all 11,556,288 of her shares. As a result, Mr. Liu will have the ability  to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as changes to our articles of incorporation and by-laws and a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those of our officers, directors and affiliates. . Additionally, this significant concentration of share ownership may adversely affect the trading price for our Common Stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

The elimination of monetary liability of the Company’s directors and officers under the Nevada  law and the existence of indemnification rights of the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors and officers.

Under Nevada law, a corporation may indemnify its directors, officers, employees and agents under certain circumstances, including indemnification of such persons against liability under the Securities Act of 1933, as amended (the “Securities Act”). In addition, a corporation may purchase or maintain insurance on behalf of its directors, officers, employees or agents for any liability incurred by him in such capacity, whether or not the corporation has the authority to indemnify such person.  We do not currently maintain such insurance.

These provisions may eliminate the rights of the Company and its stockholders (through stockholder’s derivative suits on behalf of the Company) to recover monetary damages against a director, officer, employee or agent for breach of fiduciary duty. Insofar as indemnification for liabilities arising under the Securities Act may be provided for directors, officers, employees, agents or persons controlling an issuer pursuant to the foregoing provisions, the opinion of the Commission is that such indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

As of April 12, 2011, there were issued and outstanding (i) 16,775,113 shares of our Common Stock, and  (ii) immediately exercisable warrants to purchase an aggregate of 2,903,528 shares of our Common Stock. We currently have obligation to register the resale of an aggregate of 2,623,178 shares of our Common Stock, including shares issuable upon exercise of warrants. Future sales of substantial amounts of our Common Stock in the trading market could adversely affect market price of our Common Stock.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than ownership of our subsidiaries.  While we have no current intention of paying dividends, should we decide to do so in the future, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments.  In addition, our operating subsidiaries may be subject to restrictions on their ability to make distributions to us, including restrictions resulting from restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions discussed below.  If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

The Wholly-Foreign Owned Enterprise Law (1986), as amended, the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of China (2006) contain the principal regulations governing dividend distributions by wholly foreign-owned enterprises. Under these regulations, wholly foreign-owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Our subsidiary in China is also required to set aside a certain amount of its accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the profits of our subsidiary in China.

Furthermore, if our subsidiaries in China incur debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments.  If we are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.  In addition, under current PRC law, we must retain a reserve equal to 10 percent of net income after taxes each year, with the total amount of the reserve not to exceed 50 percent of registered capital.  Accordingly, this reserve will not be available to be distributed as dividends to our shareholders.

Provisions in our Articles of Incorporation could prevent or delay stockholders’ attempts to replace or remove current management or otherwise adversely affect the rights of the holders of our Common Stock.

Under our Articles of Incorporation, our Board of Directors is authorized to issue “blank check” preferred stock, with any designations, rights and preferences they may determine. Any shares of preferred stock that are issued are likely to have priority over our common stock with respect to dividend or liquidation rights.  If issued, preferred stock could be used under certain circumstances as a method of discouraging, delaying or preventing a change in control, which could have discourage bids to acquire us and thereby prevent shareholders from receiving the maximum value for their shares.  Though we have no present intention to issue any additional shares of preferred stock, there can be no assurance that preferred stock will not be issued at some time in the future.

ITEM 2.  PROPERTIES

Set forth below is a table containing certain information concerning the location and area of each of our company-owned stores and warehouses and the terms under which such properties are leased.

Name	Area (Square Meters)	Location	Landlord	Lease Commencement Date	Term (years)	Rent per Year ($)
Foziling Road Warehouse	800	Foziling Road	Zongjun Gao	January 1,2008	6 years and 11 months	9,882.35

Development Zone Warehouse	1437.50	Development Zone, East of Jing Er Road, North of Foziling Road	Benjun Zhang	April 1,2010	1 year	20,294.12

Guangcai Big Market Lease Agreement	100	First Floor of Guangcai Big Market	Haibo Liu	October 30,2008	3 years	20,882.35

Haomen Garden Lease Agreeement		Haomen Store operation site	Haibo Liu	June 1, 2007	3 years	10,000

Wangpai Warehouse	808	Wangpai Warehouse, Liufo Road	Haibo Liu	January, 2008	4 years and 11 months	950.59

Office Lease Building	375	No.166, No.266 and No.176 stores, Building 3, Longgang Road, Liu’an City	Taidong Han	September 1, 2007	10 years	11647.06

We believe that the foregoing properties are adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such material legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the symbol “CEHD.QB.” There were no reported quotations for our Common Stock during calendar year 2009.

The following table sets forth the high and low sales prices, without retail mark-up, mark-down or commission, of our Common Stock during each calendar quarter in the fiscal year ending December 31, 2010, and may not represent actual transactions.

Fiscal Year 2010	High	Low
First quarter	$2.00	$2.00
Second quarter	$—	$—
Third quarter	$3.60	$2.00
Fourth quarter	$6.40	$2.85

As of April 12, 2011, there were 16,775,113 shares of our Common Stock outstanding. Our shares of Common Stock are held by approximately 123 stockholders of record. The number of record holders was determined based on the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

There are no restrictions in our Articles of Incorporation or By-laws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or

2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Because we are a holding company, we rely entirely on dividend payments from our direct wholly owned subsidiary, CEH Delaware, and in turn, the various direct and indirect subsidiaries of CEH Delaware, who may, from time to time, be subject to certain additional restrictions on its ability to make distributions to us. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which must be set aside to fund certain reserve funds. Our inability to receive all of the revenues from our subsidiaries’ operations may create an additional obstacle to our ability to pay dividends on our Common Stock in the future. Additionally, because the PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC, shortages in the availability of foreign currency may occur, which could restrict our ability to remit sufficient foreign currency to pay dividends.

We currently intend to retain any future earnings to finance the development and growth of our business and do not anticipate paying cash dividends on our Common Stock in the foreseeable future, but will review this policy as circumstances dictate. If in the future we are able to pay dividends and determine it is in our best interest to do so, such dividends will be paid at the discretion of the Board of Directors after taking into account various factors, including our financial condition, operating results, capital requirements, restrictions contained in any future financing instruments and other factors the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the audited condensed consolidated financial statements of the Company for the fiscal year ended December 31, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Annual Report.

Overview

China Electronics was originally incorporated in Nevada on July 9, 2007 under the name Buyonate, Inc. The Company was formed to develop and offer software products for the creation of interactive digital software for children. However, upon a change of control of the Company on March 29, 2010, the Company immediately discontinued such business and began to search for target companies as candidates for business combinations.

We entered into the Share Exchange Agreement, dated as of July 9, 2010 with CEH Delaware and certain stockholders and warrant holders of CEH Delaware (the “CEH Stockholders”).  Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Stockholders transferred 100% of the outstanding shares of common stock and preferred stock of CEH Delaware and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902 newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,572 shares of our Common Stock. The shares of our Common Stock acquired by the CEH Stockholders in such transactions constitute approximately 86% of our issued and outstanding Common Stock, giving effect to the share and warrant exchange and the sale of our Common Stock pursuant to the Subscription Agreement discussed below, but not including any outstanding purchase warrants to purchase shares of our common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, CEH Delaware purchased from our former principal stockholder an aggregate of 4 million shares of our Common Stock and agreed to the cancellation of such shares.

The Share Exchange resulted in (i) a change in control due to ownership of approximately 72.5% of the issued and outstanding shares of our Common Stock by a former shareholder of CEH Delaware, (ii) CEH Delaware becoming our wholly-owned subsidiary, and (iii) the appointment of certain nominees of the former principal shareholder of CEH Delaware as our directors and officers and the resignation of Mr. Ryan Cravey as our sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. CEH Delaware is considered the acquirer for accounting purposes, therefore, CEH Delaware’s financial results are being presented below.

CEH Delaware was incorporated in Delaware on November 15, 2007 for the purpose of acquiring an existing company with continuing operations. On December 31, 2008, CEH Delaware entered into a Share Transfer Agreement with four shareholders of Guoying, which resulted in Guoying becoming a wholly-owned subsidiary of CEH Delaware. The transfer of ownership of Guoying took effect on February 10, 2010, upon approval of the transaction by the PRC authorities. Guoying is a manufacturer and retailer of home appliances and consumer electronics in the PRC.

Results of Operations

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Revenues

Our net revenue for the year ended December 31, 2010 was $114,171,446, an increase of 139.5%, or $66,500,065, from $47,671,380 for the year ended December 31, 2009.

	2010	2009
Net revenue from exclusive franchise stores	$35,106,879	$29,358,234
Net revenue from non-exclusive stores	44,576,322	17,589,402
Net revenue from company-owned stores	34,488,245	723,745
Net Revenue	$114,171,446	$47,671,380

For the year ended December 31, 2010, net revenue from exclusive franchise stores was $35,106,879, an increase of 19.6%, or $5,748,645, from $29,358,234 for the year ended December 31, 2009. There were 61, or 14%, more exclusive franchise stores as of December 31, 2010, compared to the number of exclusive franchise stores as of December 31, 2009.

For the year ended December 31, 2010, net revenue from non-exclusive stores was $44,576,322, an increase of 153.4%, or $26,986,920, from $17,589,402 for the year ended December 31, 2009. There were 611, or 86%, more non-exclusive stores as of December 31, 2010 compared to the number of non-exclusive stores as of December 31, 2009.

The increased revenue from exclusive franchise stores and from non-exclusive stores was due to our increased sales network, expanded products lines, and the improved economic environment in China. Starting in 2010, we began to carry more product lines, including Sony, LG and Hong Kong THTF Co., Ltd. By acting as a wholesaler for these international brands, we are able to serve the needs of high end customers in rural areas, attract more non-exclusive stores and occupy additional space in non-exclusive stores. All of these factors contributed to our increase in revenue.

For the year ended December 31, 2010, net revenue from company-owned stores was $34,488,245, an increase of 4,665.2%, or $33,764,500, from $723,745 for the year ended December 31, 2009. The increased revenue for company-owned stores was mainly because the Company opened two new company-owned stores that increased the sales of $22,035,092. The company-owned stores increased sales because the Company has increased its promotions of its full product lines.

The increased revenue from new product lines carried in 2010 was approximately $39,278,960 for the year ended December 31, 2010. For the year ended December 31, 2010, our exclusive franchise stores, non-exclusive stores and company-owned stores increased revenue from new product lines by approximately $21,008, $19,015,436, and $20,242,515, respectively.

The increased revenue from new exclusive franchise stores opened in 2010 was approximately $21,008 for the year ended December 31, 2010. The increased revenue from new non-exclusive stores opened in 2010 was approximately $37,414,980 for the year ended December 31, 2010.

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2010 was $94,910,780, an increase of $57,144,311, or 151.3%, compared to $37,766,469 for the year ended December 31, 2009. The increase was mainly due to the increase in sales.

	2010	2009

Cost of goods sold from exclusive franchise stores	$29,182,505	$23,427,871
Cost of goods sold from non-exclusive stores	37,053,955	13,800,013
Cost of goods sold from company-owned stores	28,674,320	538,585
Cost of goods sold	$94,910,780	$37,766,469

For the year ended December 31, 2010, cost of goods sold from exclusive franchise stores was $29,182,505, an increase of 24.6%, or $5,754,634, from $23,427,871 for the year ended December 31, 2009. The increase was due to the increase in revenue. The increase was also because in 2010 we started to carry more expensive brands, such as Sony and LG.

For the year ended December 31, 2010, cost of goods sold from non-exclusive stores was $37,053,955, an increase of 168.5%, or $23,253,942, from $13,800,013 for the year ended December 31, 2009. The increase was due to the increase in revenue from non-exclusive stores. The increase was also because in 2010 we started to carry more expensive brands, such as Sony and LG.

For the year ended December 31, 2010, cost of goods sold from company-owned stores was $28,674,320, an increase of 81.0%, or $28,135,735, from $538,585 for the year ended December 31, 2009. The increase was due to the increase in sales from company-owned stores. The increase was also because in 2010 we started to carry more expensive brands, such as Sony and LG.

The increased cost of goods sold from new product lines carried in 2010 was approximately $32,845,981 for the year ended December 31, 2010. For the year ended December 31, 2010, the increased cost of goods sold from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was $17,463, $15,782,812, and $17,045,706, respectively.

The increased cost of goods sold by new exclusive franchise stores opened in 2010 was approximately $17,463 for the year ended December 31, 2010. The increased cost of goods sold by new non-exclusive stores opened in 2010 was approximately $31,101,108 for the year ended December 31, 2010.

Gross Profit

Gross profit for the year ended December 31, 2010 was $19,260,667, an increase of $9,355,754, or approximately 94.5%, compared to $9,904,912 for the year ended December 31, 2009.

For the year ended December 31, 2010, gross profit for exclusive franchise stores was $5,924,374, a decrease of 0.10%, or $5,989, from $5,930,363 for the year ended December 31, 2009. The decrease was due to a change in the products that we sell and our selling strategy, and because in order to develop exclusive franchise stores, we offered lower prices.

For the year ended December 31, 2010, gross profit for non-exclusive stores was $7,522,367, an increase of 98.51%, or $3,732,978, from $3,789,389 for the year ended December 31, 2009. The increase was due to the increased revenue from non-exclusive stores.

For the year ended December 31, 2010, gross profit for company-owned stores was $5,813,926, an increase of 3,039.95%, or $5,628,766, from $185,160 for the year ended December 31, 2009. The increase was due to the increased revenue from company-owned stores.

The increased gross profit from new product lines carried in 2010 was approximately $6,432,979 for the year ended December 31, 2010. For the year ended December 31, 2010, the increased gross profit from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was $3,545, $3,232,624, and $3,196,810, respectively.

The increased gross profit from products sold by new exclusive franchise stores opened in 2010 was approximately $3,545 for the year ended December 31, 2010. The increased gross profit from products sold by new non-exclusive stores opened in 2010 was approximately $6,313,872 for the year ended December 31, 2010.

Gross Profit Rate

Gross profit rate for the year ended December 31, 2010 was 16.87%, a decrease of approximately 18.81%, compared to 20.78% for the year ended December 31, 2009. The decrease was mainly due to the change of the products that we sell and our selling strategy.

For the year ended December 31, 2010, gross profit rate for exclusive franchise stores was 16.88%, a decrease of approximately 16.46%, compared to 20.20% for the year ended December 31, 2009. The decrease was due to a change of the products that we sell and our selling strategy. In order to develop exclusive franchise stores, we offered lower prices. Also in 2010, we started to carry well-known brands, such as Sony and LG, that had a lower gross profit rate.

For the year ended December 31, 2010, gross profit rate for non-exclusive stores was 16.88%, a decrease of approximately 21.67%, compared to 21.54% for the year ended December 31, 2009. The decrease was due to a change of the products that we sell and our selling strategy. In order to develop non-exclusive stores, we offered lower prices. Also in 2010, we started to carry well-known brands, such as Sony and LG, that had a lower gross profit rate.

For the year ended December 31, 2010, gross profit rate for company-owned stores was 16.86%, a decrease of approximately 34.11%, compared to 25.58% for the year ended December 31, 2009. The decrease was due to a change of the products that we sell and our selling strategy. In order to develop the sales of the company-owned stores, we offered lower prices. Also in 2010, we started to carry well-known brands, such as Sony and LG, that had a lower gross profit rate.

Gross profit rate from new product lines carried in 2010 was approximately 16.38% for the year ended December 31, 2010. Gross profit rate from new product lines carried in 2010 sold by exclusive franchise stores was approximately 16.88% for the year ended December 31, 2010. Gross profit rate from new product lines carried in 2010 sold by non-exclusive stores was approximately 17.00% for the year ended December 31, 2010. Gross profit rate from new product lines carried in 2010 sold by company owned stores was approximately 15.79% for the year ended December 31, 2010.

Gross profit rate from new stores opened in 2010 was approximately 16.88% for the year ended December 31, 2010. Gross profit rate from new exclusive franchise stores opened in 2010 was approximately 16.88% for the year ended December 31, 2010. Gross profit rate from new non-exclusive stores opened in 2010 was approximately 16.88% for the year ended December 31, 2010.

Operating Expenses

Operating expenses for the year ended December 31, 2010 were $7,811,720, an increase of $7,654,135, or 4,857.1%, from $157,585 for the year ended December 31, 2009.

Selling expenses for the year ended December 31, 2010 were $4,041,199, an increase of $3,993,361, or 8,347.7%, from $47,838 for the year ended December 31, 2009. The increase was due to the increase in sales and business expansion. The increased sales expenses mainly include increased shipping and handling expenses.

General and administrative expenses for the year ended December 31, 2010 were $3,770,521, an increase of $3,660,774, or 3,335.6%, from $109,747 for the year ended December 31, 2009. The increase was mainly due to the increased cost of being a public company starting in July 2010. We incurred approximately $1,313,575 in professional expenses, including legal, accounting and audit expenses, for the year ended December 31, 2010. The increase also related to the expansion of our PRC business.

Net Operating Income

Our net operating income for the year ended December 31, 2010 was $11,448,947, an increase of $1,701,620, or 17.5%, from $9,747,327 for the same period in 2009. The increase was due to increased sales, offset by increased costs of good sold and operating expenses.

Net Income

Our net income for the year ended December 31, 2010 was $13,235,416, an increase of $3,492,172, or 35,84%, from $9,743,245 for the same period in 2009. The increase resulted from other income due to dividends payable to employees that were forgiven by the employees. On December 31, 2008, Guoying’s board approved a resolution that RMB 74,407,470 (approximately $10,915,576) would be allocated as dividend payable to shareholders, and RMB12, 401,245 (approximately $1,819,263) would be allocated as welfare payable to employees. In May 2010, Guoying’s board passed a resolution cancelling the dividend declared in 2008. In June 2010, the original shareholders of Guoying signed agreements waiving their rights to receive the dividends declared in 2008. Dividends payable to shareholders forgiven were re-classed as equity. Bonuses payable to employees forgiven were recorded as other income. There is no dividend declared for the year ended December 31, 2009 or for the year ended December 31, 2010.

Income Taxes Expense

Income Taxes

The Company is registered in the State of Nevada and has operations in two tax jurisdictions – the People’s Republic of China and the United States. For operations in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2010. Accordingly, the Company has no net deferred tax assets.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2010 and 2009:

	2010	2009

U.S. Statutory rates	34.00%	34.00%

Foreign income not recognized in USA	(34.00)	(34.00)

China income taxes	25.00	25.00

China income tax exemption	(25.00)	(25.00)

Total provision for income taxes	0.00%	0.00%

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2010 and 2009:

Years Ended December 31
	2010	2009
US current income tax expense (benefit)
Federal	$—	$—
State	$—	$—
PRC current income tax expense (benefit)	$—	$—
Total provision for income tax	$—	$—

United States of America

As of December 31, 2010, in the United States the Company had approximately $1,318,276 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2010 consists mainly of net operating loss incurred in 2010 and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2010 and December 31, 2009.

	As of December 31
	2010	2009
Net operation loss carry forward	$(1,318,276)	$—
Total deferred tax assets	435,031	—
Less: valuation allowance	(435,031)	—
Net deferred tax assets	—	—
Change in valuation allowance	$—	$—

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Currently, the Company is exempted from income tax by the PRC Government and is charged at a fixed annual amount of approximately $1,200 to cover all types of taxes including income taxes. The income tax expenses for the years ended December 31, 2010 and 2009 are $4,073 and $2,083, respectively. There were no significant book and tax basis differences.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2009 or during the year ended December 31, 2010 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $1,226,101. We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

 We had no material commitments for capital expenditures as of December 31, 2010.

The following table sets forth a summary of our cash flows for the periods indicated:

	December 31, 2010	December 31, 2009
Net cash provided by (used in) operating activities	$17,875,958	$(3,249)
Net cash used in investing activities	(20,858,995)	(4,692)
Net cash provided by financing activities	4,091,803	-
Effect of rate changes on cash	52,603	39,076
Increase in cash and cash equivalents	1,161,365	31,136
Cash and cash equivalents, beginning of period	52,599	33,600
Cash and cash equivalents, end of period	$1,226,101	$64,736

Operating Activities

Net cash provided by operating activities was $17,875,958 for the year ended December 31, 2010, compared to net cash used in operating activities of $3,249 for the year ended December 31, 2009, an increase of $17,879.207, or 550312%. The increase of net cash used in operating activities was primarily due to  increased net income resulting from greater sales, and a decrease of accounts receivable due to collection of accounts receivable. During the year ended December 31, 2010, the Company developed its sales network by increasing the number of stores and developed its product lines by carrying more product lines, such as Sony, LG and Hong Kong THTF Co., Ltd. This allows the Company to cover a larger geographic area and meet a larger variety of customer needs. Sales increased and our accounts receivable were collected faster compared to the same period last year.

Investing Activities

Net cash provided by investing activities was $20,858,995 for the year ended December 31, 2010, compared to cash used in investing activities of $4,692 for the year ended December 31, 2009, an increase of $20,854,303, or 4,44465%. The increase of cash provided by investing activities was mainly because $20,883,480 was advanced to acquire land use right during the year ended December 31, 2010.

Financing Activities

Net cash provided by financing activities was $4,091,803 for the year ended December 31, 2010, compared to $0 for the year ended December 31, 2009. The increase was mainly due to the $4,154,069 in cash that was received through share issuance during the year ended December 31, 2010.

Critical Accounting Policies

Revenue Recognition - Direct sales and Wholesale Activities

The Company receives revenue from sales of electronic products. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Our sales are usually covered by the manufacturers’ return and warranty policies. Therefore, we do not estimate deductions or allowance for sales returns. The Company’s revenue from sales is presented as gross revenue. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. Customer deposits amounted to $1,926,811 and $1,333,091 as of December 31, 2010 and 2009, respectively.

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

The Company recognizes its revenues net of value-added taxes (“VAT”).  The Company is subject to VAT which is levied at a fixed annual amount. Currently, the Company is charged at a fixed annual amount of approximately $1,200 to cover all types of taxes, including income taxes and value added taxes. This amount has been approved by the PRC national and tax departments for March 2007 through 2010.

Revenue Recognition – Franchise Activities

Revenues from franchise activities include area development and initial franchise fees (collectively referred to as “Franchise fees”) received from franchisees to establish new stores and royalties charged to franchisees based on a percentage of a franchise store’s sales. Initial franchise fees were not received from exclusive franchise stores.  Franchise fees from non-exclusive stores are accrued as unearned franchise revenue when received and are recognized as revenue when the non-exclusive stores covered by the fees open, which is generally when we have fulfilled all significant obligations, which include only having one store per village, free delivery and free post-sale service to the franchisee. Continuing fees and royalties are recognized in the period earned.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete orders and dispose of products.

Recent Accounting Pronouncements

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

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to intangibles—goodwill and other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of China Electronics Holdings, Inc. required by this item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed our independent registered public accounting firm effective September 29, 2010 from GBH CPAs, PC (“GBH”) to Kabani & Company, Inc. (“Kabani”). Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K filed with the Commission on October 4, 2010.  There were no disagreements with GBH, or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

 As of December 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting.

This annual report does not include a report by management as to internal control over financial reporting, which is required under the rules applicable to annual reports on Form 10-K. Management notes that the internal control over financial reporting relating to the business that produced all of the revenues reported in the financial statements for the fiscal year ended December 31, 2010 contained herein is the internal control over financial reporting of the business acquired by us in a business combination transaction on July 15, 2010.

Substantially all of the internal control over financial reporting that existed prior to July 15, 2010 no longer exists and has been replaced by the internal control over financial reporting of CEH Delaware, our subsidiary which we acquired in a business combination on that date. Prior to July 15, 2010, CEH Delaware was a private company not required to prepare an annual report on Form 10-K and therefore its management had no reason to make an assessment of, or consider the preparation of a management report on, internal control over financial reporting as required by this Form 10-K. In addition, there was a relatively short period of time between the date of the business combination and the end of our fiscal year on December 31, 2010 during which our management could make an assessment of the acquired company's internal control over financial reporting; and during that time, as well as since December 31, 2010, management has focused on the operation of our continuing business as well as other business activities including efforts to expand our business as described elsewhere in this annual report. Because of the foregoing, our management has determined that it would not be practicable to perform an assessment of our internal control over financial reporting as it existed on July 15, 2010 as a result of the business combination and continued to exist on December 31, 2010.  Our management has also determined that an assessment of our internal control over financial reporting as in effect prior to our July 15, 2010 business combination would not be meaningful due to the essentially complete change in our internal control over financial reporting that occurred on that date. Therefore, management has determined that it is appropriate to exclude from this annual report on Form 10-K any report or evaluation regarding our internal control over financial reporting, both relating to the business we acquired on July 15, 2010 and relating to our operations before that acquisition.

            We are actively preparing for full compliance with the requirements of Item 308 of Regulation S-K for our 2011 Form 10-K.  We intend to establish an audit committee of the board of directors as soon as practicable.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  We are making arrangements for our independent registered public accounting firm, Kabani & Company, Inc., to assist management in documenting, reviewing and assessing our internal control over financial reporting, identifying any material weaknesses in such internal control over financial reporting and developing any remedial actions, if necessary, so that we will be able to make an assessment of internal control over financial reporting for inclusion in our annual report on Form 10-K for the year ended December 31, 2011.

We intend to fully comply with all applicable Items required by Form 10-K in our annual report on such Form with respect to the fiscal year ending December 31, 2011, including any requirements relating to an assessment of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Hailong Liu	39	Chairman, President, CEO and CFO

Haibo Liu	36	Director and Vice President

Hailong Liu became our Chairman, President, CEO and CFO on July 15, 2010. Mr. Liu has been the CEO of Lu’an Guoying Electronic Sales Co., Ltd. since May 2007. From 2004 to 2007, Mr. Liu was the general manager of Guoying (Formerly named as Lu’an Dongshen Electronic Sales Co., Ltd.). From 2001 to 2003, Mr. Liu was the general manager of Lu’an Xianglong Electronic Sales Co., Ltd. From 1997 to 2001, Mr. Liu was the associate manager of Operation Department of Lu’an Xianglong Electronic Sales. From 1994 to 1996, Mr.Liu was the manager of Nanjing Branch of Shanghai Kaili Company. From 1990 to 1994, Mr. Liu was the manager of Shenzhen Branch of Shanghai Kaili Company. Hailong Liu and Haibo Liu are brothers.  Mr. Liu got his Executive MBA Degree on Marketing and Sales from Beijing University in 2005.  He is currently studying for his Ph.D. degree in economics at Tsinghua University in China.

Haibo Liu became our Director and Vice President on July 15, 2010. Mr.Liu has been the general manager of sales of Lu’an Guoying Electronic Sales Co., Ltd. since September 2007. From January 2004 to September 2007, Mr. Liu was the shareholder and general manager of Guoying. From 2000 to 2003, Mr. Liu was the general manager of Lu’an Shengtang Sales Co., Ltd. From 1992 to 1999, Mr. Liu established Lu’an Haifeng Sales Operation Department.  Haibo Liu and Hailong Liu are brothers. Mr. Liu has been enrolled as a part-time student in Shenzhen Jucheng Business School since October 2007, majoring in marketing and sales.

Employment Agreements

We have not entered into employment agreements with any of our officers or other key employees.

Code of Ethics

Our board of directors will adopt a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Audit Committee

We currently do not have a standing audit committee.  Currently, our entire board of directors is responsible for the functions that would otherwise be handled by this committee.  We intend, however, to establish an audit committee of the board of directors as soon as practicable.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

Our board of directors has not made a determination as to whether any member of our board of directors is an audit committee financial expert.  Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

Our former executive officers did not receive any compensation.  Our current executive officers do not receive any compensation for serving as executive officers for China Electronics; however, they are compensated by and through Guoying.  The following table sets forth information concerning cash and non-cash compensation paid by Guoying to our named executive officers for 2010 and 2009, respectively.  None of our executive officers received compensation in excess of $100,000 for either of those two years.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hailong Liu,	12/31/2010	$48,530							$48,530
Chairman, President, CEO and CFO	12/31/2009	$44,118	—	—	—	—	—	—	$44,118
Haibo Liu,	12/31/2010	$32,835							$32,835
Vice President	12/31/2009	$29,850	—	—	—	—	—	—	$29,850
Ryan Cravey	12/31/2010	$—	—	—	—	—	—	—	$—
Former CEO, CFO, Secretary, Treasurer, and Director	12/31/2009	$—	—	—	—	—	—	—	$—
Husni Hassadiyeh	12/31/2010	$—	—	—	—	—	—	—	$—
Former President, CEO, Principal Executive Officer, and Director	12/31/2009	$—	—	—	—	—	—	—	$—
Inbar Kuta	12/31/2010	$—	—	—	—	—	—	—	$—
Former Secretary, Treasurer, CFO, Principal Financial Officer and Principal Accounting Officer	12/31/2009	$—	—	—	—	—	—	—	$—

The Company does not have any equity compensation plans.  The Company does not currently pay any compensation to its non-officer directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Common Stock as of April 12, 2011 (i) by each person who is known by us to beneficially own more than 5% of our Common Stock; (ii) by each of the officers and directors of the Company and (iii) by all of officers and directors of the Company as a group.

Address of Beneficial Owner (1)	Positions with the Company	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
Officers and Directors
Hailong Liu (3)(4)(5)	Chairman, CEO, President and CFO	Common Stock, $0.0001 par value	11,556,288	68.9%
Haibo Liu	Director and Vice President	Common Stock, $0.0001 par value	0	0
All officers and directors as a group (2 persons named above)		Common Stock, $0.0001 par value	11,556,288	68.9%
5% Securities Holders
Sherry Li (3)(4) 87 Dennis Street, Garden City Park NY 11040		Common Stock, $0.0001 par value	11,556,288	68.9%

Professional Capital Partners, Ltd.(6) 1400 Old Country Road Suite 206, Westbury NY 11590		Common Stock, $0.0001 par value	1,463,750	8.7%

(1)	Unless otherwise provided, the address of each person is Building 3, Binhe District, Longhe East Road, Lu’an City, Anhui Province, PRC 237000.

(2)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC” or the “Commission”) and generally includes voting or investment power with respect to securities. The percent of class has also been determined in accordance with rules of the Commission. For purposes of computing such percentage, as of April 12, 2011, there were 16,775,113 shares of our Common Stock outstanding.

(3)
Hailong Liu is the Voting Trustee under a Voting Trust Agreement dated as of July 9, 2010 between Sherry Li and Hailong Liu pursuant to which Hailong has the right to vote an aggregate of 11,556,288 shares of Common Stock which were issued to Sherry Li.

(4)
Pursuant to that certain Call Option Agreement between Ms. Sherry Li and Hailong Liu, Hailong Liu has been granted an option, subject to the satisfaction of certain conditions, to purchase from Ms. Li over the course of approximately 2 years for $0.0001 per share, up to 11,556,288 shares of our Common Stock held by Ms. Li. The conditions and the percentage of the total number of shares subject to the option that would vest upon satisfaction of the condition are as follows:

•	Filing of a Quarterly Report on Form 10-Q with SEC following the execution of the Share Exchange Agreement – 50%

•	2 years after the filing of Form 10-Q – 50%;

The first condition was satisfied on August 23, 2010 and 5,778,144 shares have been assigned to Mr. Liu. The second condition will be satisfied on August 23, 2012.

(5)
Under a Stock Option Agreement dated as of July 9, 2010, Hailong Liu has granted to American Capital Partners, LLC an option to purchase an aggregate of  757,576 shares of Common Stock at an exercise price of $2.64 per share. The option becomes exercisable in two installments of 378,788 shares each, the first installment of which is exercisable from October 9, 2010 to April 8, 2011 and the second installment of which is exercisable from April 9, 2011 to October 8, 2011.  To date, no options have been exercised under the Stock Option Agreement.

(6)	Includes 1,000,000 shares issuable upon exercise of currently exercisable warrants.

Changes in Control

Except for the Call Option Agreement described in footnote (4) to the table contained in this Item 12 of this Annual Report on Form 10-K, there are currently no arrangements that may result in a change in control of the Company.

Equity Compensation Plans

The Company does not have any equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On July 9, 2010, Hailong Liu (the “Grantee”), our Chairman, President, Chief Executive Officer and Chief Financial Officer, entered into a Call Option Agreement with Sherry Li (the “Grantor”), the holder of 11,556,288 shares of our Common Stock.  Under the Call Option Agreement, the Grantee shall have right and option to acquire up to all of such 11,556,288 shares held by the Grantor over the course of two years in installments upon achievement of certain performance milestones by the Company. Pursuant to the terms of the Call Option Agreement, Mr. Liu received 5,778,144 shares in August 2010.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2010 and 2009 by its independent registered public accounting firm, Kabani & Company, Inc.

	Fiscal Year Ended December 31,
	2010	2009
Audit Fees (1)	$112,000	$—
Audit-Related Fees	—	—
Total Audit and Audit-Related Fees	$112,000	$—
Tax Fees	—	—
All Other Fees	—	—
Total	$112,000	$—

(1)
Audit fees represent the aggregate fees billed or to be billed for professional services rendered for the audit of our annual consolidated financial statements and review of interim quarterly financial statements included in our quarterly reports on Form 10-Q.

Policy on Audit Committee Pre-Approval of Services Provided by Independent Registered Public Accounting Firm

We currently do not have a standing audit committee.  Currently, our entire board of directors is responsible for the functions that would otherwise be handled by this committee. The board of directors pre-approves all audit and non-audit services provided by the independent registered public accounting firm, other than de minimis non-audit services, and does not engage the independent registered public accounting firm to perform the specific non-audit services proscribed by law or regulation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements beginning on page F-1 are filed as a part of this report.

(b)	See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

China Electronics Holdings, Inc. and Subsidiaries

We have audited the accompanying balance sheets of China Electronics Holdings, Inc. and Subsidiaries  as of December 31, 2010 and 2009, and the related statements of income, stockholders' equity, and cash flows for the two years period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Electronics Holdings, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the two years period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California
April 14, 2011

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	DECEMBER 31,
	2010	2009
Assets
Current assets :-
Cash and cash equivalents	$1,226,101	$64,736
Restricted Cash	75,850	-
Trade accounts receivable, net	3,274,616	6,295,375
Due from Related Parties	63,866	-
Advances to suppliers	993,941	-
Inventories, net	1,396,585	992,090
Total current assets	7,030,959	7,352,201

Property and equipment, net	42,709	11,733

Other receivables - Long term	9,217,013	12,831,849

Advances for land	21,459,193	-

Total assets	$37,749,874	$20,195,783

Liabilities and Stockholders' Equity
Current liabilities :
Accounts payable and accrued expenses	$283,385	$1,925,722
Customer deposit	1,926,811	1,333,091
Dividend payable	-	10,915,576
Total current liabilities	2,210,196	14,174,389

Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares and 13,785,902 issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	1,678	1,379
Additional paid in capital	15,341,710	135,721
Retained earnings	15,996,480	4,216,433
Statutary reserve	2,434,146	978,777
Accumulated other comprehensive income	1,765,664	689,084
Total stockholders' equity	35,539,678	6,021,394

Total liabilities and stockholders' equity	$37,749,874	$20,195,783

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS AND COMPREHENSIVE INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Net revenue from exclusive franchise stores	$35,106,879	$29,358,234
Net revenue from non-exclusive franchise stores	44,576,322	17,589,402
Net revenue from company owned stores	34,488,245	723,745
Net Revenue	114,171,446	47,671,381

Cost of goods sold from direct stores	29,182,505	23,427,871
Cost of goods sold from franchise	37,053,955	13,800,013
Cost of goods sold from sales	28,674,320	538,585
Cost of goods sold	94,910,780	37,766,469

Gross profit	19,260,667	9,904,912

Operating expenses:
Selling expense	4,041,199	47,838
General and administrative expenses	3,770,521	109,747
Total Operating Expenses	7,811,720	157,585

Net operating income	11,448,947	9,747,327

Other income (expense):
Financial expense	2,908	-
Other expense	(46,510)	(1,953)
Other income	1,834,144	(47)
Total other income (expense)	1,790,543	(2,000)

Net income before income taxes	13,239,490	9,745,327

Income taxes	4,073	2,083

Net income	13,235,416	9,743,245

Foreign currency translation adjustment	1,076,580	5,981

Comprehensive income	$14,311,997	$9,749,226

Earnings per share - basic	$1.23	$0.71

Earnings per share - diluted	$1.09	$0.71

Basic weighted average shares outstanding	10,717,191	13,785,902

Diluted weighted average shares outstanding	12,184,288	13,785,902

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional	Retained Earnings		Accumulated Other	Total Stockholders'
	Common Stock		Paid In		Statutory	Comprehensive	Equity
	Number	Amount	Capital	Unrestricted	Reserve	Income	(deficit)
Balance: December 31, 2008	13,785,902	$1,379	$135,621	$(4,552,488)	$4,452	$683,103	$-3,727,832

Net income	-	-	-	9,743,245		-	9,743,245

Allocation to statutory reserve	-	-	-	(974,324)	974,324	-	-

Foreign currency translation adjustment	-	-	-	-	-	5,981	5,981

Balance: December 31, 2009	13,785,902	1,379	135,721	4,216,433	978,777	689,084	6,021,393

Recapitalization due to reverse merger	999,911	100	136,543	-	-	-	136,643

Cancellation of dividend payable to shareholders	-	-	10,915,576	-	-	-	10,915,576

Share issuance for cash	1,989,220	199	4,153,870	-	-	-	4,154,069

Net income	-	-	-	13,235,416	-	-	13,235,416

Allocation to statutory reserve	-	-	-	(1,455,369)	1,455,369	-	-

Foreign currency translation adjustment	-	-	-	-	-	1,076,580	1,076,580

Balance: December 31, 2010	16,775,113	$1,678	$15,341,710	$15,996,480	$2,434,146	$1,765,664	$35,539,678

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	DECEMBER 31,
	2010	2009
Net income	$13,235,416	$9,743,245
Adjustments to reconcile net income to net cash provided by (used in) operations:
Bad debt expenses	2,065,683	-
Depreciation	10,409	10,463
Cancellation of Bonus payable	(1,834,144)
Changes in operating liabilities and assets:
Trade accounts receivable	691,967	(5,152,389)
Advances	(969,043)	-
Inventories	(394,398)	1,561,874
Other receivables	3,950,681	(7,032,882)
Trade accounts payable	397,232	(401,323)
Customer deposit	(1,995,548)	1,257,679
Accrued expenses	2,717,704	10,084
Net cash provided by (used in) operating activities	17,875,958	(3,249)

Cash flows from investing activities:		-
Property, plant, and equipment additions	(38,208)	(4,692)
Restricted cash	(73,950)	-
Advances for land	(20,883,480)	-
cash received in reverse acquisition	136,643	-
Net cash used in investing activities	(20,858,995)	(4,692)

Cash flows from financing activities
Share issued for cash	4,154,069	-
Related party receivable	(62,266)	-
Net cash provided by financing activities	4,091,803	-

Effect of rate changes on cash	52,599	39,076

Increase in cash and cash equivalents	1,161,365	31,135
Cash and cash equivalents, beginning of period	64,736	33,600
Cash and cash equivalents, end of period	$1,226,101	$64,736

Supplemental disclosures of cash flow information:
Interest paid in cash	$2,908	$2,778
Income taxes paid in cash	$4,073	$2,083
Cancellation of dividend payable from liability to additional paid in capital	$10,915,576	$-

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

China Electronic Holdings, Inc (“CEH Delaware” ) was organized on November 15, 2007, as a Delaware corporation. Prior to February 10, 2010, CEH Delaware was a development stage company attempting to manufacture and sell carbon and graphite electrodes and planning to manufacture and sell electronic products in the Peoples’ Republic of China (PRC) through its own stores and through franchise stores.

Lu’an Guoying Electronic Sales Co., Ltd., a PRC corporation, (“Guoying”) was established on January 4, 2002 with share capital of RMB 1,000,000 (approximately $137,100). Guoying sells electronic products in the PRC through its company-owned stores, exclusive franchise stores and non-exclusive stores.

We entered into a Share Exchange Agreement, dated as of July 9, 2010 (the “Share Exchange Agreement”) with CEH Delaware and certain stockholders and warrant holders of CEH Delaware (the “CEH Delaware Stockholders”).  Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Delaware Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902   newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock. The shares of our common stock acquired by the CEH Delaware Stockholders in such transactions constitute approximately 86% of our issued and outstanding Common Stock giving effect to the share and warrant exchange and the sale of our Common Stock pursuant to the Subscription Agreement, but not including any outstanding purchase warrants to purchase shares of our common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, CEH Delaware purchased from the former principal stockholder of Buyonate an aggregate of 4 million shares of our common stock and then agreed to the cancellation of such shares.

The Share Exchange resulted in (i) a change in our control with a shareholder of CEH Delaware owning approximately 72.5% of issued and outstanding shares of our common stock, (ii) CEH Delaware becoming our wholly-owned subsidiary, and (iii) appointment of certain nominees of the shareholder of CEH Delaware as our directors and officers and resignation of our sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

The exchange of shares between the Company and CEH Delaware has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of CEH Delaware obtained control of the Company.

On December 26, 2008, the shareholders of Guoying (accounting acquirer) entered into a share transfer agreement with CEH Delaware (legal acquirer) to transfer 40% of their shares of Guoying Electronic Group Co, Ltd. to CEH Delaware for a consideration of RMB 400,000 (approximately $60,000). The shareholders of Guoying also entered into another share transfer agreement with CEH Delaware in February 2010 to transfer the rest of their shares (60%) to CEH Delaware for a consideration of RMB 600,000. The amount of RMB 400,000 was paid in February 2010 by CEH Delaware. Simultaneously, CEH Delaware and Guoying also entered into an agreement to issue 13,213,268 shares to CEO of CEH Delaware. As of February 10, 2010, a call option agreement was entered between the CEO of the Company and Guoying original shareholders. The CEO agreed to give Guoying original shareholders the option to purchase the 13,213,268 shares. Effective February 10, 2010, Guoying merged into CEH Delaware with Guoying being the surviving entity. On February 10, 2010 the Company issued 13,213,268 shares of Common Stock pursuant to the acquisition agreement effective February 10, 2010. As a part of the acquisition, CEH Delaware cancelled 2,272,399 shares of its issued and outstanding stock owned by its shareholder.

The exchange of shares between Guoying and CEH Delaware has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Guoying obtained control of CEH Delaware. The CEO and the original shareholders entered into voting trust agreements on February 10, 2010, whereby the CEO has given all her voting rights to the original owners of Guoying. Accordingly, the acquisition of the two companies has been recorded as a recapitalization of the Company, with Guoying being treated as the continuing entity. The historical financial statements presented are those of Guoying.

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

 Principles of Consolidation

The consolidated financial statements include the financial statements of the company, its wholly owned subsidiary CEH Delaware, and its wholly owned subsidiary Guoying. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Deposits held in financial institutions in the PRC are not insured by any government entity or agency. The restricted cash of $75,850 represents amount deposited by the company against issuance of acceptance bill to its supplier.

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted for accounts receivable to $2,065,683 and $0 as of December 31, 2010 and December 31, 2009, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Inventories consist of the following:

	December 31, 2010	December 31, 2009
Electronic products	$1,396,585	$992,090

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2010, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

Revenue Recognition - Direct sales and Exclusive Franchises

The Company receives revenue from sale of electronic products. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Our sales are usually covered by the manufacturers’ return and warranty policies. Therefore, we do not estimate deductions or allowance for sales returns. The Company’s revenue from sales is presented as gross revenue. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposit. Customer deposits amounted to $1,926,811 and $1,333,091 as of December 31, 2010 and December 31, 2009, respectively.

Our products delivered to customers would be checked on site by customers and, once the products are accepted by customers, they will sign the acceptance notice. Rewards or incentives given to our customers are an adjustment of the selling prices of our products; therefore, the consideration is characterized as a reduction of revenue when recognized in our income statement.

The Company recognizes its revenues net of value-added taxes (“VAT”).   Currently, the Company is exempt from VAT by the PRC Government and hence, a fixed annual amount of approximately $1,200 cover  value added taxes.

Revenue Recognition – Non Exclusive Franchise Activities:

Revenues from franchised activities include area development and initial franchise fees (collectively referred to as “Non Exclusive Franchise fees”) received from non-exclusive franchise stores to establish new stores and royalties charged to franchisees based on a percentage of a franchised store’s sales. Initial franchise fees were not received from exclusive franchise stores. Franchise fees are accrued as an unearned franchise revenue liability when received and are recognized as revenue when the non exclusive franchised stores covered by the fees open, which is generally when we have fulfilled all significant obligations to the franchisee. Continuing fees and royalties are recognized in the period earned. Non Exclusive Franchise fees included in revenues were approximately $0 in the years ended December 31, 2010 and 2009, respectively.

For the years ended December 31, 2010 and 2009, no initial franchise fee revenue has been recognized prior to fulfilling all significant obligations to the franchisees.

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

Shipping and Handling Costs

ASC 605-45-20 “Shipping and Handling costs” establishes standards for the classification of shipping and handling costs. All amounts not billed to a customer related to shipping and handling are classified as selling expenses. Shipping and handling costs for the years ended December 31, 2010 and 2009 were $ 1,817,653 and $1,464,424, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. However no advertising expenses were charged to operations for the years ended December 31, 2010 and 2009, respectively. Advertising costs of $570,917 and $192 are included in selling, general and administrative expense for the years ended December 31, 2010 and 2009, respectively.

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

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. At December 31, 2010 and 2009, the cumulative translation adjustment of $1,765,664 and $689,084, respectively, was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the years ended December 31, 2010 and 2009, accumulated other comprehensive gain was $1,076,580 and $5,981, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740 (formerly SFAS 109), deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of December 31, 2010 and 2009, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at December 31, 2010 and 2009.

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

The Company’s operations are subject to income and transaction taxes in the United States and the PRC jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, and as a result the ultimate amount of tax liability may be uncertain. However, the Company does not anticipate any events that would lead to changes to these uncertainties.

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

Financial Instruments

ASC 825 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of those instruments. ASC 820 (formerly SFAS 157, “Fair Value Measurements”), adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables, including short-term loans, qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels are defined as follows:

•	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

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

There was no stock based compensation for the years ended December 31, 2010 and 2009.

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

The following is a reconciliation of the basic and diluted earnings per share:

	For the year ended December 31,
	2010	2009
Net income for earnings per share	$13,235,416	$9,743,245

Weighted average shares used in basic computation	10,717,191	13,785,902

Diluted effect of warrants	1,467,097	-

Weighted average shares used in diluted computation	12,184,288	13,785,902

Earnings per share, basic	$1.23	$0.71

Earnings per share, diluted	$1.09	$0.71

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

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to intangibles—goodwill and other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

3.	Property, Plant and Equipment

Plant and equipment consist of the following:

	December 31, 2010	December 31, 2009
Vehicle	$38,426	$4,694
Furniture and office equipment	15,677	54,713
Total property, plant and equipment	54,103	59,407
Accumulated depreciation	(11,394)	(47,674)
Net property, plant and equipment	$42,709	$11,733

Depreciation expense included in selling, general and administrative expenses for the years ended December 31, 2010 and 2009 was $10,409 and $10,463, respectively.

4.	Other Receivables

As of December 31, 2010 and December 31, 2009, net other receivables amounted to $9,217,013 and $12,831,849, respectively. Other receivable mainly includes a loan to Shanghai Pengbai Electronic Co., Ltd. (“Pengbai”). The receivables are secured by assets of Pengbai, interest free, and due in the years from 2012 to 2017.  The other receivable also includes receivable from Anhui JuNeng Investment Security Co,.Ltd and advances to stores. In March 2011, the Company received $2,154,140 from Pengbai and $1,972,100 from Anhui JuNeng Investment Security Co., Ltd as full repayment against loan receivables.

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

The details of the other receivables are as follows:

	December 31, 2010	December 31, 2009
Advances to exclusive franchise stores	$22,429	$1,241,142
Advances to non-exclusive franchise stores	5,068,344	9,259,610
Loan to Shanghai Pengbai	2,154,140	2,080,300
Loan to Anhui JuNeng Investment Security Co,.Ltd	1,972,100	-
Total	$9,217,013	$12,831,849

5.	Due From Related Parties

Due from related parties amounted to $63,866 as of December 31, 2010 and $0 as of December 31, 2009. Related party receivables are mainly travel expenses to CEO, interest free, unsecured, due in demand.

6.	Advances To Suppliers

Advances to suppliers amounted to $993,941 and $0 as of December 31, 2010 and 2009, respectively.

7.	Advances For Land

Advances for land amounted to $21,459,193 and $0 as of December 31, 2010 and 2009, respectively. Advance of $15,170,000 was paid to Pingqiao Industrial Park in Luan city, Anhui Province, China for acquiring land use rights. The company intends to construct a factory, research and development center and a commercial center on this land. Advance of $6,068,000 was paid to an unrelated party for acquiring land use rights. The company intends to build a warehouse and distribution center on this land. Advance for $221,193 was paid to an unrelated party for acquiring land use rights to be used for commercial purposes in future.

8.	Accounts payable And Accrued Expenses

Accounts payable and accrued expenses comprised the following as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Accounts payable	$615	$-
Accrued payroll	64,576	-
Accrued litigation	143,000	-
Bonus payable to employees	-	1,819,263
Other payable	75,194	106,459
	$283,385	$1,925,722

9.	Dividend Payable

Dividend payable amounted to $0 and $10,915,576 as of December 31, 2010 and 2009, respectively. On December 31, 2008, Guoying’s board approved a resolution that RMB 74,407,470 (approximately $10,915,576) will be allocated as dividend payable to shareholders, and RMB12,401,245 (approximately $1,819,263) will be allocated as welfare payable to employees. In May 2010, the Guoying board passed a board resolution cancelling the dividend declared in 2008. In June 2010, the original shareholders of Guoying signed agreements waiving their rights to receive the dividends declared in 2008. Dividend payable to shareholders forgiven were reclassed into equity. Bonus payable to employees forgiven were recorded as other income.

10.	Shareholder’s Equity

On December 26, 2008, the shareholders of Guoying entered into a share transfer agreement with CEH Delaware to transfer 40% of their shares of Guoying Electronic Group Co, Ltd. to CEH Delaware for a consideration of RMB 400,000 (approximately $60,000). The shareholders of Guoying also entered into another share transfer agreement with CEH Delaware in February 2010 to transfer the rest of their shares (60%) to CEH Delaware for a consideration of RMB 600,000. CEH Delaware paid RMB 400,000 in February 2010. Simultaneously, CEH Delaware and Guoying also entered into an agreement to issue 13,213,268 shares to Guoying original shareholders. Effective February 10, 2010, Guoying became a wholly owned subsidiary of CEH Delaware. On February 10, 2010 the Company issued 13,213,268 shares of Common Stock pursuant to the acquisition made agreement effective February 10, 2010.

We entered into a Share Exchange Agreement, dated as of July 9, 2010 (the “Share Exchange Agreement”) with CEH Delaware and certain stockholders and warrant holders of CEH Delaware (the “CEH Delaware Stockholders”). Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Delaware Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902 newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock. The shares of our common stock acquired by the CEH Delaware Stockholders in such transactions constitute approximately 86% of our issued and outstanding Common Stock giving effect to the share and warrant exchange and the sale of our Common Stock pursuant to the Subscription Agreement discussed below, but not including any outstanding purchase warrants to purchase shares of our common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, CEH Delaware purchased from the former principal stockholder of Buyonate an aggregate of 4 million shares of our common stock and then agreed to the cancellation of such shares.

The Share Exchange resulted in (i) a change in our control with a shareholder of CEH Delaware owning approximately 72.5% of issued and outstanding shares of our common stock, (ii) CEH Delaware becoming our wholly-owned subsidiary, and (iii) appointment of certain nominees of the shareholder of CEH Delaware as our directors and officers and resignation of Mr. Ryan Cravey as our sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

The exchange of shares between the Company and CEH Delaware has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of CEH Delaware obtained control of the Company.

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

Warrants

On July 9, 2010, in connection with the Share Exchange Agreement between the Company and CEH Delaware, the Company issued 314,285 series A warrants to CEH Delaware shareholders. The series A warrants carry an exercise price of $2.19 and a 3-year term. The Company also issued 314,285 series B warrants to CEH Delaware shareholders. The series B warrants carry an exercise price of $2.63 and a 3-year term. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

On July 9, 2010, in connection with the Share Exchange Agreement between the Company and CEH Delaware, the Company issued 1,000,000 series E warrants with an exercise price of $0.25 and a 5-year term  to a professional who held warrants with CEH Delaware. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

On July 9, 2010, in connection with the Share Purchase Agreement, the Company issued 497,303 series C warrants with an exercise price of $3.70 and a 3-year term to investors. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

On July 9, 2010, in connection with the Share Purchase Agreement, the Company issued 497,303 series D warrants with an exercise price of $4.75 and a 3-year term to a professional who held warrants with CEH Delaware. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life	Intrinsic value
Outstanding, December 31, 2009	-	-	$-	-	$-
Granted	2,903,526	2,903,526	2.30	3.85	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, December 31, 2010	2,903,526	2,903,526	$2.30	3.41	$-

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

December 31, 2010
Series A, B, C, D, G
Annual dividend yield	-
Expected life (years)	3.00
Risk-free interest rate	0.30%
Expected volatility	12%

December 31, 2010
Series E, F
Annual dividend yield	-
Expected life (years)	5.00
Risk-free interest rate	0.30%
Expected volatility	12%

11.	Statutory reserve fund

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended December 31, 2010 and 2009, the Company transferred $1,455,369 and $974,325, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund. For the years ended December 31, 2010 and 2009, the Company transferred $0 and $0, respectively, to this reserve.

12.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan. The total expense for the above plan was $14,869 and $0 for the years ended December 31, 2010 and 2009, respectively.

13.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions – the People’s Republic of China and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2010. Accordingly, the Company has no net deferred tax assets.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2010 and 2009:

	2010	2009

U.S. Statutory rates	34.00%	34.00%

Foreign income not recognized in USA	(34.00)	(34.00)

China income taxes	25.00	25.00

China income tax exemption	(25.00)	(25.00)

Total provision for income taxes	0.00%	0.00%

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2010 and 2009:

Years Ended December 31
	2010	2009
US current income tax expense (benefit)
Federal	$—	$—
State	$—	$—
PRC current income tax expense (benefit)	$—	$—
Total provision for income tax	$—	$—

United States of America

As of December 31, 2010, the Company in the United States had approximately $1,318,276 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2010 consists mainly of net operating loss incurred in 2010 and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2010 and December 31, 2009.

	As of December 31
	2010	2009
Net operation loss carry forward	$(1,318,276)	$—
Total deferred tax assets	435,031	—
Less: valuation allowance	(435,031)	—
Net deferred tax assets	—	—
Change in valuation allowance	$—	$—

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Currently, the Company is exempted from income tax by the PRC Government and is charged at a fixed annual amount of approximately $1,200 to cover all types of taxes including income taxes. The income tax expenses for the years ended December 31, 2010 and 2009 are $4,073 and $2,083, respectively. There were no significant book and tax basis differences.

14.	Concentration of Credit Risks and Uncertainties and Commitments and Contingencies

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

For the year ended December 31, 2010, there is no major customer that individually comprised more than 10% of the Company’s total sales. For the year ended December 31, 2009, there is no major customer that each individually comprised more than 10% of the Company’s total sales.

There are three major vendors each accounting for over 10% of the Company’s total purchases for the year ended December 31, 2010, with Shangdong Huangming Solar Power Sales Co. accounting for 43%, Jiangsu Huayang Solar Power Sales Co. accounting for 17%, and Yangzhou Huiyin Ltd. accounting for12%. The payable to these three vendors as of December 31, 2010 was $0. There are three major vendors each accounting for over 10% of the Company’s total purchases for the year ended December 31, 2009, with Shangdong Huangming Solar Power Sales Co., accounting for 52.15%, Hier Hefei Ririshun Sales Co. accounting for 26.22%, and Jiangsu Huayang Solar Power Sales Co. accounting for 14.89% of the total purchases. The payable to these three vendors as of December 31, 2009 was $0.

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency:

The Company is in litigation with its prior attorney, who have sued the company for approximately $143,000 of unpaid legal fees. This amount has been accrued as of December 31, 2010 and is included inaccrued expenses.

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $55,308 and $33,376 for the years ended December 31, 2010 and 2009.

The lease expenses for the next five years after December 31, 2010 are as follows:

2011	$47,087
2012	22,727
2013	15,904
2014	11,714
2015	11,714
Thereafter	19,523
Total	$128,669

15.	China Electronics Holdings, Inc (Parent Company)

Under PRC regulations, the Company’s operating subsidiary, Guoying, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC (“PRC GAAP”). In addition, Guoying is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. Further, Guoying is also required to allocate 5% of the profit after tax, determined in accordance with PRC GAAP, to the statutory public welfare fund which is restricted to be used for capital expenditures for staff welfare facilities owned by the Company. The statutory public welfare fund is not available for distribution to equity owners (except in liquidation) and may not be transferred in the form of loans, advances, or cash dividends. As of December 31, 2010, an aggregate amount of $2,434,146 has been appropriated from retained earnings and set aside for statutory general reserve and public welfare fund, by Guoying.

As of December 31, 2010, the amount of restricted net assets of Guoying, which may not be transferred to the Company in the form of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 90% of the Company’s consolidated net assets as discussed above. In addition, the current foreign exchange control policies applicable in the PRC also restrict the transfer of assets or dividends outside the PRC.

The following presents condensed unaudited unconsolidated financial information of the Parent Company only.

Condensed unaudited Balance Sheet as of December 31, 2010 and 2009

	2010	2009
Current assets	$3,775,718	$5,591

Current liabilities	$143,000	$12,185
Total stockholders' equity	3,632,718	(6,594)
Total liabilities and shareholders’ equity	$3,775,718	$5,591

Condensed unaudited Statements of Operations (For the years ended December 31, 2010 and 2009)

	2010	2009
Revenues	$-	$8,955
General and administrative expenses	521,351	15,562
Loss before equity in undistributed earnings of subsidiaries	(521,351)	(6,607)
Equity in earnings of subsidiaries	12,301,398	-
Net income (loss)	$11,780,047	$(6,607)

Condensed unaudited Statement of Cash Flows (For the year ended December 31, 2010 and 2009)

	2010	2009
Net Income (loss)	$13,235,416	$(6,607)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Equity in earnings of subsidiaries	(13,756,767)	-
Changes in operating liabilities and assets:
Trade accounts payable	(3,638,309)	8,935
Net cash provided by (used in) operating activities	(4,154,069)	2,328

Cash flows from financing activities
Share issued for cash	4,154,069	-
Related party receivable	-	3,250
Net cash provided by financing activities	4,154,069	3,250

Effect of rate changes on cash	-	-

Increase in cash and cash equivalents	(5,591)	5,578
Cash and cash equivalents, beginning of period	5,591	13
Cash and cash equivalents, end of period	$-	$5,591

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELECTRONICS HOLDINGS, INC.

By:	/s/ Hailong Liu
Name: Hailong Liu
Title: Chairman, Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Date:  April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hailong Liu Hailong Liu	Chairman, Chief Executive Officer and President & Chief Financial Officer	April 15, 2011
/s/ Haibo Liu Haibo Liu	Vice President and Director	April 15, 2011

EXHIBIT INDEX

Number	Description
2.1
Share Exchange Agreement by and among China Electronics Holdings, Inc. (formerly, Buyonate, Inc.), China Electronic Holdings, Inc. and the CEH Stockholders dated as of July 9, 2010. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on July 22, 2010 (the “July 2010 8-K”).

3.1	Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-152535) filed on July 25, 2008 (the “2008 S-1”).

3.2	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the 2008 S-1.

4.1
Subscription Agreement between among China Electronics Holdings, Inc. (formerly, Buyonate, Inc.) and certain investors, dated as of July 9, 2010. Incorporated by reference to Exhibit 4.1 to the July 2010 8-K.

4.2	Form of Warrant of China Electronics Holdings, Inc. (formerly, Buyonate, Inc.) issued on July 15, 2010. Incorporated by reference to Exhibit 4.2 to the July 2010 8-K.

4.3	Chairman Lock-up Agreement between China Electronics Holdings, Inc. (formerly, Buyonate, Inc.) and Hailong Liu, dated July 9, 2010. Incorporated by reference to Exhibit 4.3 to the July 2010 8-K.

4.4	Specimen of Common Stock certificate. Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 (File No. 333-169968) filed on October 15, 2010.

10.1	Call Option Agreement between Sherry Li and Hailong Liu, dated as July 9, 2010. Incorporated by reference to Exhibit 10.1 to the July 2010 8-K.

10.2	Voting Trust Agreement between Sherry Li and Hailong Liu, dated as July 9, 2010 Incorporated by reference to Exhibit 10.2 to the July 2010 8-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer.*

*	filed herewith