Form 10-K/A
period 2009-12-31
China Electronics Holdings, Inc.
filed 2011-05-13
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒ Yes    ☐  No

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 24, 2010, for the sole purposes of (i) amending the disclosure under Item 9A(T) and (ii) filing the amended certifications set forth in Exhibits 31.1 and 31.2 hereto. This amendment is not intended to update or modify any other information presented in the Annual Report on Form 10-K as originally filed, including with respect to events occurring subsequent to the original March 24, 2010 filing date of our Annual Report on Form 10-K.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

 As of December 31, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.

As of December 31, 2009, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting, as of December 31, 2009 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a misstatement of our financial statements would be prevented or detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Sarbanes-Oxley Certification s.302 CEO, dated May 13, 2011

31.2	Sarbanes-Oxley Certification s.302 CFO, dated May 13, 2011

32.1	Sarbanes-Oxley Certification – CEO and CFO, dated May 13, 2011 (furnished only)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELECTRONICS HOLDINGS, INC.

By: /s/ Hailong Liu
Name:	Hailong Liu
Title:	Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)
Date:   May 13, 2011