Form 10-Q
period 2011-03-31
China Electronics Holdings, Inc.
filed 2011-05-20
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 333-152535

CHINA ELECTRONICS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0550385
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Building 3, Binhe District, Longhe East Road,	237000
Lu’an City, Anhui Province, PRC	(ZIP Code)
(Address of Principal Executive Offices)

011-86-564-3224888
(Registrant’s Telephone Number, Including Area Code)

None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐                   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,775,113 as of May 18, 2011.

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to (i) China Electronics Holdings, Inc., a Nevada corporation (“China Electronics”), (ii) China Electronic Holdings, Inc., a Delaware corporation (“CEH Delaware”), and (iii) Lu’an Guoying Electronic Sales Co., Ltd., a wholly foreign enterprise under the laws of the People’s Republic of China (“Guoying”), unless otherwise indicated or the context otherwise requires.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

•	our ability to produce, market and generate sales of our private label products;

•	our ability to market and generate sales of the products that we sell as a wholesaler;

•	our ability to develop, acquire and/or introduce new products;

•	our projected future sales, profitability and other financial metrics;

•	our future financing plans;

•	our plans for expansion of our stores and manufacturing facilities;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand our sales and marketing capability;

•	acquisitions of other companies or assets that we might undertake in the future;

•	our operations in China and the regulatory, economic and political conditions in China;

•	our ability as a U.S. company to operate our business in China through our subsidiary, Guoying;

•	competition existing today or that will likely arise in the future; and

•	other factors discussed in Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and elsewhere herein.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  These statements may be found under Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as elsewhere in this Quarterly Report on Form 10-Q generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and matters described in this Quarterly Report on Form 10-Q generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q.  Such statements are presented only as a guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change.  You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Quarterly Report on Form 10-Q.

 This Quarterly Report on Form 10-Q also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report on Form 10-Q. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Potential investors should not make an investment decision based solely on the our projections, estimates or expectations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$1,874,587	$1,226,101
Restricted Cash	-	75,850
Trade Accounts receivable, net	9,674,582	8,365,389
Due from Related Parties	-	63,866
Advances to Suppliers	3,507,161	993,941
Inventories, net	4,529,856	1,396,585
Total current assets	19,586,186	12,121,732

Property and equipment, net	51,144	42,709

Other receivables - Long term	-	4,126,240

Advances for land	21,591,107	21,459,193

Total assets	$41,228,436	$37,749,874

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$749,292	$283,385
Customer deposit	1,887,626	1,926,811
Total current liabilities	2,636,917	2,210,196

Commitment & Contingencies	-	-

Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares and 16,775,113 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,678	1,678
Additional paid in capital	15,341,710	15,341,710
Retained earnings	18,643,336	15,996,480
Statutory reserve	2,598,503	2,434,146
Accumulated other comprehensive income	2,006,292	1,765,664
Total stockholders' equity	38,591,518	35,539,678

Total liabilities and stockholders' equity	$41,228,436	$37,749,874

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

Net revenue from exclusive franchise stores	$11,806,390	$25,789,384
Net revenue from non-exclusive stores	7,788,313	699,974
Net revenue from company owned stores	1,258,349	108,776

Net Revenue	20,853,052	26,598,134

Cost of goods sold from exclusive franchise stores	9,934,301	21,214,353
Cost of goods sold from non-exclusive stores	6,549,382	559,979
Cost of goods sold from company owned stores	1,052,616	87,020

Cost of goods sold	17,536,299	21,861,352

Gross profit	3,316,753	4,736,782

Operating expenses:
Selling, general and administrative expenses	504,870	454,547

Total Operating Expenses	504,870	454,547

Net operating income	2,811,883	4,282,235

Other income (expense):
Financial income (expense)	779	(1,973)
Other expense	(2,039)	-
Other income	761	-

Total other income (expense)	(499)	(1,973)

Net income before income taxes	2,811,384	4,280,263

Income taxes	172	498

Net income	$2,811,212	$4,279,764

Foreign currency translation adjustment	240,628	1,460

Comprehensive income	$3,051,840	$4,281,224

Earnings per share - basic	$0.17	$0.30

Earnings per share - diluted	$0.16	$0.30

Basic weighted average shares outstanding	16,783,113	14,052,636

Diluted weighted average shares outstanding	17,818,335	14,396,386

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010
Net income	$2,811,212	$4,279,764
Adjustments to reconcile net income to net cash provided by (used in) operations:
Amortization	24,733	-
Depreciation	2,137	2,206
Changes in operating liabilities and assets:
Trade accounts receivable	(1,249,942)	(4,964,136)
Advances	(2,498,460)	-
Inventories	(3,113,835)	(88,782)
Other receivables	4,139,840	-
Trade accounts payable	429,616	334,946
Other payables	-	451
Customer deposit	(17,046)	-
Accrued expenses	(744)	426,999
Net cash provided by (used in) operating activities	527,510	(8,552)

Cash flows from investing activities:
Acquisition of Property, plant, and equipment	(10,264)	(4,224)
Restricted cash	76,100	-
Intangible assets	(15,220)	-
Cash received in reverse acquisition	-	251,643
Net cash provided by investing activities	50,616	247,420

Cash flows from financing activities
Related party receivable	64,076	-
Net cash provided by financing activities	64,076	-

Effect of rate changes on cash	6,283	(4)

Increase in cash and cash equivalents	648,486	238,863
Cash and cash equivalents, beginning of period	1,226,101	64,736
Cash and cash equivalents, end of period	$1,874,587	$303,599

Supplemental disclosures of cash flow information:
Interest paid in cash	$779	$-
Income taxes paid in cash	$172	$498

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

1.	Nature of Operations

China Electronics Holdings, Inc (the “Company”, “we”, “our”, “us”), formerly named Buyonate, Inc., was incorporated in the State of Nevada on July 9, 2007 to engage in developing user-friendly/child friendly interactive digital software for children between the ages of 5 to 12 years old. The Company was in the development stage through December 31, 2008. 2009 was the first year during which the Company was considered an operating company and was no longer in the development stage.

China Electronic Holdings, Inc (“CEH Delaware”) was organized on November 15, 2007, as a Delaware corporation. Prior to February 10, 2010, CEH Delaware was a development stage company attempting to manufacture and sell carbon and graphite electrodes and planning to manufacture and sell electronic products in the Peoples’ Republic of China (PRC) through its own stores and through franchise stores.

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

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with information included in the 2010 annual report. The results of the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Deposits held in financial institutions in the PRC are not insured by any government entity or agency. Restricted cash amounted to $75,850 as of December 31, 2010. It represents amounts deposited by the Company against issuance of acceptance bill to its supplier.

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted for accounts receivable to $2,132,723 and $2,065,683 as of March 31, 2011 and December 31, 2010, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Inventories consist of the following:

	March 31, 2011	December 31, 2010
Electronic products	$4,529,856	$1,396,585

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2011, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

Revenue Recognition – Company-Owned and Exclusive Franchises:

The Company receives revenue from sale of electronic products. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Our sales are usually covered by the manufacturers’ return and warranty policies. Therefore, we do not estimate deductions or allowance for sales returns. The Company’s revenue from sales is presented as gross revenue. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposit. Customer deposits amounted to $1,887,626 and $1,926,811 as of March 31, 2011 and December 31, 2010, respectively.

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

Revenue Recognition – Franchise Activities:

Revenues from franchised activities include area development and initial franchise fees (collectively referred to as “Non Exclusive Franchise fees”) received from non-exclusive stores to establish new stores and royalties charged to franchisees based on a percentage of a franchised store’s sales. Initial franchise fees were not received from exclusive franchise stores. Franchise fees are accrued as an unearned franchise revenue liability when received and are recognized as revenue when the non-exclusive stores covered by the fees open, which is generally when we have fulfilled all significant obligations to the franchisee. Continuing fees and royalties are recognized in the period earned. Non Exclusive Franchise fees included in revenues were approximately $761 and $0 in the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011 and 2010, no initial franchise fee revenue has been recognized prior to fulfilling all significant obligations to the franchisees.

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

Shipping and Handling Costs

ASC 605-45-20 “Shipping and Handling costs” establishes standards for the classification of shipping and handling costs. All amounts not billed to a customer related to shipping and handling are classified as selling expenses. Shipping and handling costs for the three months ended March 31, 2011 and 2010 were $68,282 and $424,875, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. However no advertising expenses were charged to operations for the three months ended March 31, 2011 and 2010, respectively. Advertising costs of $9,117 and $836 are included in selling, general and administrative expense for the three months ended March 31, 2011 and 2010, respectively.

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

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. At March 31, 2011 and December 31, 2010, the cumulative translation adjustment of $2,006,292 and $1,765,664, respectively, was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the three months ended March 31, 2011 and 2010, accumulated other comprehensive gain was $1,317,208 and $1,460, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of March 31, 2011 and December 31, 2010, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at March 31, 2011 and December 31, 2010.

The Company evaluates uncertain income tax positions using a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

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

Financial Instruments

The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Stock-based compensation expense is recognized based on awards expected to vest and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. There was no stock based compensation for the three months ended March 31, 2011 and 2010.

Basic and Diluted Earnings Per Share

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

The following is a reconciliation of the basic and diluted earnings per share:

	THREE MONTHS ENDED MARCH 31,
	2011	2010

Net income for earnings per share	$2,811,212	4,279,764

Weighted average shares used in basic computation	16,783,113	14,052,636

Diluted effect of warrants	1,035,222	343,750

Weighted average shares used in diluted computation	17,818,335	14,396,386

Earnings per share, basic	$0.17	0.30

Earnings per share, diluted	$0.16	0.30

Statement of Cash Flows

Cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

The Company uses the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company consists of one reportable business segment. All revenue is derived from customers in People’s Republic of China and all of the Company’s assets are located in People’s Republic of China.

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

3.	Property, Plant and Equipment

Plant and equipment consist of the following:

	March 31, 2011	December 31, 2010
Vehicle	$38,679	$38,426
Furniture and office equipment	26,078	15,677
Total property, plant and equipment	64,757	54,103
Accumulated depreciation	(13,613)	(11,394)
Net property, plant and equipment	$51,144	$42,709

Depreciation expense included in selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 was $2,137 and $2,206, respectively.

4.	Other Receivables

As of December 31, 2010, other receivables primarily consisted of a loan to Shanghai Pengbai Electronic Co., Ltd. (“Pengbai”). The loan was secured by assets of Pengbai, interest free, with payments originally due in four equal installments from October 2013 to October 2017. The loan was repaid in full by Pengbai during March 2011. As of December 31, 2010, the other receivable balance also included a receivable balance from Anhui JuNeng Investment Security Co,.Ltd. and advances to stores. In March 2011, the Company received the full amount from Anhui JuNeng Investment Security Co., Ltd.

The allowance for bad debts on other accounts receivable are recorded when circumstances indicate collection is doubtful based on the specific identification method. Certain other accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur.

The details of the other receivables are as follows:

	March 31, 2011	December 31, 2010

Loan to Shanghai Pengbai	$-	$2,154,140
Loan to Anhui JuNeng Investment Security Co,.Ltd	-	1,972,100
Total	$-	$4,126,240

Receivables/Advances to exclusive and non-exclusive franchises as of December 31, 2010 amounting to $5,090,773 have been reclassed from other receivables to trade accounts receivables.

5.	Due From Related Parties

Due from related parties amounted $63,866 as of December 31, 2010. Related party receivables are mainly travel expenses to CEO, interest free, unsecured, due in demand.

6.	Advances to Suppliers

Advances to suppliers amounted to $3,507,161 and $993,941 as of March 31, 2011 and December 31, 2010, respectively.

7.	Advances For Land

Advances for land amounted to $21,591,107 and $21,459,193 as of March 31, 2011 and December 31, 2010, respectively. Advance of $15,170,000 was paid to Pingqiao Industrial Park in Luan city, Anhui Province, China for acquiring land use rights. The company intends to construct a factory, research and development center and a commercial center on this land. Advance of $6,068,000 was paid to an unrelated party for acquiring land use rights. The company intends to build a warehouse and distribution center on this land. Advance for $6,421,107 was paid to an unrelated party for acquiring land use rights to be used for commercial purposes in future.

8.	Accounts payable And Accrued Expenses

Accounts payable and accrued expenses comprised the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Accounts payable	$431,647	$615
Accrued payroll	64,255	64,576
Accrued litigation	143,000	143,000
Other payable	110,390	75,194
	$749,292	$283,385

9.	Shareholder’s Equity

There were no stock issuances during the three months ended March 31, 2011.

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

On July 9, 2010, in connection with the Share Purchase Agreement, the Company issued 499,403 series C warrants with an exercise price of $3.70 and a 3-year term to investors. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

On July 9, 2010, in connection with the Share Purchase Agreement, the Company issued 499,403 series D warrants with an exercise price of $4.75 and a 3-year term to a professional who held warrants with CEH Delaware. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life	Intrinsic value
Outstanding, December 31, 2009	-	-	$-	-	$-
Granted	2,903,526	2,903,526	2.30	3.85	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, December 31, 2010	2,903,526	2,903,526	$2.30	3.41	-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, March 31, 2011	2,903,526	2,903,526	$2.30	3.16	$-

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2011	December 31, 2010
Series A, B, C, D, G
Annual dividend yield	-	-
Expected life (years)	3.00	3.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

	March 31, 2011	December 31, 2010
Series E, F
Annual dividend yield	-	-
Expected life (years)	5.00	5.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended March 31, 2011 and 2010, the Company transferred $296,184 and $470,449, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund. For the three months ended March 31, 2011 and 2010, the Company transferred $0 and $0, respectively, to this reserve.

12.      Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan.  The total expense for the above plan was $5,277and $16,471 for the three months ended March 31, 2011 and 2010, respectively.

13.      Income Tax

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions – the People’s Republic of China and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2011. Accordingly, the Company has no net deferred tax assets.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010:

	2011	2010

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	0	0

China income tax exemption	0	0

Total provision for income taxes	0%	0%

The provision for income taxes from continuing operations on income consists of the following for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31
	2011	2010
US current income tax expense (benefit)
Federal	$—	$—
State	$—	$—
PRC current income tax expense (benefit)	$—	$—
Total provision for income tax	$—	$—

United States of America

As of March 31, 2011, the Company in the United States had approximately $2,084,143 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. As of December 31, 2010, the Company in the United States had approximately $1,933,513 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at March 31, 2011 and at December 31, 2010 consists mainly of net operating loss incurred in three months ended March 31, 2011 and in the year ended December 31, 2010. Deferred tax assets were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Net operation loss carry forward	$(2,084,143)	$(1,933,513)
Total deferred tax assets	687,767	638,063
Less: valuation allowance	(687,767)	(638,063)
Net deferred tax assets	—	—
Change in valuation allowance	$—	$—

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Currently, the Company is charged at a fixed annual amount of approximately $1,200 to cover all types of taxes including income taxes and value added taxes. This is approved by the PRC tax department. The income tax expenses for the three months ended March 31, 2011 and 2010 are $172 and $498. There were no significant book and tax basis differences.

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

For the three months ended March 31, 2011, there is no major customer that individually comprised more than 10% of the Company’s total sales. For the three months ended March 31, 2010, there is no major customer that individually comprised more than 10% of the Company’s total sales.

There are two major vendors each accounting for over 10% of the Company’s total purchases for the three months ended March 31, 2011, with Shenzhen Tongfang Multi Media Technology Company accounting for 12% and Shangdong Huangming Solar Power Sales Co. accounting for 52%. The accounts payable balance as of March 31, 2011 for these two vendors was $0. There are three major vendors each accounting for over 10% of the Company’s total purchases for the three months ended March 31, 2010, with Shangdong Huangming Solar Power Sales Co. accounting for 73%, Jiangsu Huayang Solar Power Sales Co. accounting for 15%, and Anhui Digital Tech Co. accounting for 7%. The accounts payable balance as of March 31, 2010 for these three vendors was $0.

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company is in litigation with its prior attorney, who has sued the company for approximately $143,000 of unpaid legal fees. This amount has been accrued as of March 31, 2011 and is included inaccrued expenses.

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $17,072 and $7,936 for the three months ended March 31, 2011 and 2010.

The lease expenses for the next five years after March 31, 2011 are as follows:

2011	$37,232
2012	23,142
2013	13,779
2014	12,054
2015	12,054
Thereafter	17,077
Total	$115,338

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Revenues

Our net revenue for the three months ended March 31, 2011 was $20,853,052, a decrease of 21.6%, or $5,745,082, from $26,598,134 for the three months ended March 31, 2010.

	THREE MONTHS ENDED MARCH 31,
	2011	2010

Net revenue from exclusive franchise stores	$11,806,390	$25,789,384
Net revenue from non-exclusive stores	7,788,313	699,974
Net revenue from company owned stores	1,258,349	108,776
Net Revenue	$20,853,052	$26,598,134

For the three months ended March 31, 2011, net revenue from exclusive franchise stores was $11,806,390, a decrease of 54.2%, or $13,982,994, from $25,789,384 for the three months ended March 31, 2010.  There were 559 and 486 exclusive franchise stores as of March 31, 2011 and as of December 31, 2010, respectively.  There were 559 exclusive franchise stores, an increase of 134, or 32%, more exclusive franchise stores as of March 31, 2011, compared to 425 exclusive franchise stores as of March 31, 2010. The increased sales from these newly opened exclusive franchise stores amounted to $3,118,343 for the three months ended March 31, 2011. Average sales per exclusive franchise store were approximately $21,121 and $60,681 for the three months ended March 31, 2011 and 2010, respectively. The decrease in sales from exclusive franchise stores was due to a shift in the Company’s focus toward the development of non-exclusive stores and construction of a new manufacturing facility. The Company collected more accounts receivable during the three months ended March 31, 2011 from non-exclusive stores, which affected their business in the three months ended March 31, 2011.

For the three months ended March 31, 2011, net revenue from non-exclusive stores was $7,788,313, an increase of 1,012.7%, or $7,088,339, from $699,974 for the three months ended March 31, 2010. There were 716 and 715 non-exclusive stores as of March 31, 2011 and as of December 31, 2010, respectively. There were 716 non-exclusive stores, an increase of 612, or 588%, more non-exclusive stores as of March 31, 2011 compared to 104 non-exclusive stores as of March 31, 2010. Average store sales were $10,878 and $6,731 for the three months ended March 31, 2011 and 2010. Average store sales vary due to factors such as store location, size and management. The increased revenue from non-exclusive stores was due to our increased sales network, expanded product lines, a shift in the Company’s focus toward developing non-exclusive stores, and the improved economic environment in China. Starting in 2010, we began to carry more product lines, including Sony, LG and Hong Kong THTF Co., Ltd. By acting as a wholesaler for these international brands, we are able to serve the needs of high end customers in rural areas, attract more non-exclusive stores and occupy additional space in non-exclusive stores. All of these factors contributed to our increase in revenue and sales from the non-exclusive stores. The increased sales from non-exclusive stores was due to a shift in the Company’s focus toward the development of non-exclusive stores and construction of a new manufacturing facility.

For the three months ended March 31, 2011, net revenue from company-owned stores was $1,258,349, an increase of 1,056.8%, or $1,149,573, from $108,776 for the three months ended March 31, 2010. The increase in revenue and sales from company-owned stores was mainly because the Company opened two new company-owned stores that were not open as of March 31, 2010. These two stores were opened in October 2010 and their sales were $329,423 for the three months ended March 31, 2011.

The Company carried more product lines, including Sony televisions, Qinghuatongfang televisions, Shangling washers, Shangling refrigerators, and Zhigao air conditioners and some small appliances, during the three months ended March 31, 2011 compared to the same period last year. The increased revenue from the new product lines was approximately $6,373,917 for the three months ended March 31, 2011. For the three months ended March 31, 2011, our exclusive franchise stores, non-exclusive stores, and company-owned stores increased revenue from new product lines by approximately $2,017,341, $3,774,068, and $582,508, respectively.

The Company expects to continue expanding during 2011, and plans to have 600 exclusive franchise stores and 750 non-exclusive stores by December 31, 2011. The number of stores may vary based on the economy, qualified stores, and other factors.

The following is summary of revenue by product lines for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2010	2011
Solar power	$23,625,475	$11,757,833
Air Conditioner	-	1,042,317
Refrigerator	875,831	1,593,408
Television	904,005	6,096,555
Washer	1,001,422	330,875
Others	191,401	32,064
Total	$26,598,134	$20,853,052

The increase in sales of televisions and refrigerators was primarily due to new product lines and new brands we carried in the three months ended March 31, 2011 that we did not carry during in the three months ended March 31, 2010. In 2011, we increased sales of Qinghuatongfang televisions, Sony televisions, Shangling refrigerators and Zhigao air conditioners. These brands are international brands for which there is a strong demand in China. In particular, we doubled our sales of LG televisions from approximately $0.90 million for the three months ended March 31, 2010 to $1.92 million for the three months ended March 31, 2011. We also had sales of approximately of $1.53 million and $2.40 million from new brands Sony televisions and Qinghuatongfang televisions carried during the three months ended March 31, 2011.  We had revenue of approximately $0.08 million from LG washers, and approximately $1.28 million from Shangling refrigerators, and approximately $1.04 million from Zhigao air conditioners.

Our solar power products sales decreased $11.87 million in the three months ended March 31, 2011 compared to 2010 due to a shift in focus by exclusive franchise stores toward sales of new product lines.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2011 was $17,536,299, a decrease of $4,325,053, or 19.8%, compared to $21,861,352 for the three months ended March 31, 2010. The decrease was due to the decrease in sales.

	THREE MONTHS ENDED MARCH 31,
	2011	2010

Cost of goods sold from exclusive franchise stores	$9,934,301	$21,214,353
Cost of goods sold from non-exclusive stores	6,549,382	559,979
Cost of goods sold from company-owned stores	1,052,616	87,020
Cost of goods sold	$17,536,299	$21,861,352

For the three months ended March 31, 2011, cost of goods sold from exclusive franchise stores was $9,934,301, a decrease of 53.2%, or $11,280,052, from $21,214,353 for the three months ended March 31, 2010. The decrease was due to the decrease in sales, primarily from exclusive franchise stores, due to a shift in the Company’s focus toward the development of non-exclusive stores and construction of a new manufacturing facility.

For the three months ended March 31, 2011, cost of goods sold from non-exclusive stores was $6,549,382, an increase of 1,069.6%, or $5,989,403, from $559,979 for the three months ended March 31, 2010. The increase was due to the increase in revenue from non-exclusive stores. The increase was also because during the three months ended March 31, 2011, we carried more expensive brands such as Sony and LG, which we did not carry during the three months ended March 31, 2010.

For the three months ended March 31, 2011, cost of goods sold from company-owned stores was $1,052,616, an increase of 1,109.6%, or $965,596, from $87,020 for the three months ended March 31, 2010. The increase was due to the increase in sales from company-owned stores. The increase was also because during the three months ended March 31, 2011, we carried more expensive brands such as Sony and LG, which we did not carry during the three months ended March 31, 2010.

The increased cost of goods sold from new product lines carried in the three months ended March 31, 2011 but not carried in the three months ended March 31, 2010 was approximately $5,424,801. For the three months ended March 31, 2011, our exclusive franchise stores, non-exclusive stores, and company-owned stores increased cost of goods sold from new product lines by approximately $1,681,297, $3,183,884, and $485,060, respectively.

The increased cost of goods sold through new exclusive franchise stores opened in the three months ended March 31, 2011 was approximately $2,596,240 for the three months ended March 31, 2011. The increased cost of goods sold through new non-exclusive stores opened in 2010 was approximately $0 for the three months ended March 31, 2011.

Gross Profit

Gross profit for the three months ended March 31, 2011 was $3,316,753, a decrease of $1,420,029, or approximately 30.0%, compared to $4,736,782 for the three months ended March 31, 2010.

For the three months ended March 31, 2011, gross profit for exclusive franchise stores was $1,872,089, a decrease of 59.1%, or $2,702,942, from $4,575,031 for the three months ended March 31, 2010. The decrease was due to the decreased revenue from exclusive franchise stores.

For the three months ended March 31, 2011, gross profit for non-exclusive stores was $1,238,931, an increase of 785.0%, or $1,098,936, from $139,995 for the three months ended March 31, 2010. The increase was due to the increased revenue from non-exclusive stores.

For the three months ended March 31, 2011, gross profit for company-owned stores was $205,733, an increase of 845.6%, or $183,977, from $21,756 for the three months ended March 31, 2010. The increase was due to the increased revenue from company-owned stores.

The increased gross profit from new product lines carried in the three months ended March 31, 2011 but not carried in the three months ended March 31, 2010 was approximately $1,039,271. For the three months ended March 31, 2011, our exclusive franchise stores, non-exclusive stores, and company-owned stores increased gross profit from new product lines by approximately $336,044, $590,183, and $97,449, respectively.

The increased gross profit from products sold by new exclusive franchise stores opened in 2011 was approximately $522,103 for the three months ended March 31, 2011. The increased gross profit from products sold by new non-exclusive stores opened in 2010 was approximately $0 for the three months ended March 31, 2011.

Gross Profit Rate

Gross profit rate for the three months ended March 31, 2011 was 15.91%, a decrease of approximately 10.69%, compared to 17.81% for the three months ended March 31, 2010. The decrease was mainly due to the change of the products that we sell and our selling strategy. Compared to three months ended March 31, 2010, in three months ended March 31, 2011, we carried new product lines and new brands. We also opened 73 additional exclusive franchise stores and 1 additional non-exclusive store. The new brands we carry are international brands that carry a lower profit margin for us compared to our historic brands. However, such brands are very popular in the PRC and we began carrying them in order to sell more items and increase our customer base.  In order to market the new product lines and increase our sales to new stores, we have taken a more aggressive pricing strategy which results in lower margins.

For the three months ended March 31, 2011, gross profit rate for exclusive franchise stores was 15.86%, a decrease of approximately 10.62%, compared to 17.74% for the three months ended March 31, 2010. The increase was due to a change of the products that we sell and our selling strategy. In order to develop exclusive franchise stores, we offered lower prices. Also in 2011, we started to carry well-known brands, such as Sony and LG, that had a lower gross profit rate.

For the three months ended March 31, 2011, gross profit rate for non-exclusive stores was 15.91%, a decrease of approximately 20.46%, compared to 20.00% for the three months ended March 31, 2010. The decrease was due to a change of the products that we sell and our selling strategy. In order to develop non-exclusive stores, we offered lower prices. Also in 2011, we started to carry well-known brands, such as Sony and LG, that had a lower gross profit rate.

For the three months ended March 31, 2011, gross profit rate for company-owned stores was 16.35%, a decrease of approximately 18.26%, compared to 20.00% for the three months ended March 31, 2010. The decrease was due to a change of the products that we sell and our selling strategy. In order to develop the sales of the company-owned stores, we offered lower prices. Also in 2011, we started to carry well-known brands, such as Sony and LG, that had a lower gross profit rate.

Gross profit rate from new product lines carried in the three months ended March 31, 2011 was approximately 16.08%. Gross profit rate from new product lines carried in the three months ended March 31, 2011 sold by exclusive franchise stores was approximately 16.66%. Gross profit rate from new product lines carried in the three months ended March 31, 2011 sold by non-exclusive stores was approximately 15.64%. Gross profit rate from new product lines carried in the three months ended March 31, 2011 sold by company owned stores was approximately 16.73%.

Gross profit rate from new stores opened in 2011 was approximately 16.74% for the three months ended March 31, 2011. Gross profit rate from new exclusive franchise stores opened in 2011 was approximately 16.74% for the three months ended March 31, 2011. Gross profit rate from new non-exclusive stores opened in 2011 was approximately 0.00% for the three months ended March 31, 2011.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 were $504,870, an increase of $50,323, or 11.1%, from $454,547 for the three months ended March 31, 2010.

Selling expenses for the three months ended March 31, 2011 were $116,546, a decrease of $322,894, or 73.5%, from $439,440 for the three months ended March 31, 2010. The decrease was due to decreased shipping and handling expenses in line with decreased sales. The Company also lowered the pricing of products and required more self pick up by the customers.

General and administrative expenses for the three months ended March 31, 2011 were $388,324, an increase of $373,217, or 2,470.5%, from $15,107 for the three months ended March 31, 2010. The increase was mainly due to increased travelling expenses and other increased costs of being a public company starting in July 2010, such as audit and attorney fees. We incurred approximately $150,630 in professional expenses, including legal, accounting and audit expenses, for the three months ended March 31, 2011.

Net Operating Income

Our net operating income for the three months ended March 31, 2011 was $2,811,883, a decrease of $1,470,352, or 34.3%, from $4,282,235 for the same period in 2010. The decrease was mainly due to decreased sales and increased operating expenses.

Net Income

Our net income for the three months ended March 31, 2011 was $2,811,212, a decrease of $1,468,552, or 34.3%, from $4,279,764 for the same period in 2010. The decrease was mainly due to decreased sales and increased operating expenses.

Income Taxes

The Company is registered in the State of Nevada and has operations in two tax jurisdictions – the People’s Republic of China and the United States. For operations in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2011. Accordingly, the Company has no net deferred tax assets.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010:

	2011	2010

U.S. Statutory rates	34.00%	34.00%

Foreign income not recognized in USA	(34.00)	(34.00)

China income taxes	25.00	25.00

China income tax exemption	(25.00)	(25.00)

Total provision for income taxes	0.00%	0.00%

The provision for income taxes from continuing operations on income consists of the following for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31
	2011	2010
US current income tax expense (benefit)
Federal	$—	$—
State	$—	$—
PRC current income tax expense (benefit)	$—	$—
Total provision for income tax	$—	$—

United States of America

As of March 31, 2011, in the United States the Company had approximately $150,630 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at March 31, 2011 consists mainly of net operating loss incurred in 2010 and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2011 and March 31, 2010.

	March 31, 2011	December 31, 2010
Net operation loss carry forward	$(150,630)	$(1,318,276)
Total deferred tax assets	435,031	435,031
Less: valuation allowance	(435,031)	(435,031)
Net deferred tax assets	—	—
Change in valuation allowance	$—	$—

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Currently, the Company is exempted from income tax by the PRC Government and is charged at a fixed annual amount of approximately $1,200 to cover all types of taxes including income taxes. The income tax expenses for the three months ended March 31, 2011 and 2010 are $172 and $498, respectively. There were no significant book and tax basis differences.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2010 or during the three months ended March 31, 2011 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $1,874,587. We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

We had no material commitments for capital expenditures as of March 31, 2011.

The following table sets forth a summary of our cash flows for the periods indicated:

	March 31, 2011	March 31, 2010
Net cash provided by (used in) operating activities	$527,510	$(8,552)
Net cash provided by investing activities	50,616	247,420
Net cash provided by financing activities	64,076	-
Effect of rate changes on cash	6,284	-
Increase in cash and cash equivalents	648,487	238,863
Cash and cash equivalents, beginning of period	1,226,101	64,736
Cash and cash equivalents, end of period	$1,874,588	$303,599

During 2011, we plan to develop new non-exclusive stores and exclusive franchise stores,  develop additional OEM contracts, and develop a new LED wholesale and manufacturing business.  We anticipate funding these growth strategies from our working capital and below is a summary of approximately how much we anticipate spending in order to achieve our growth strategies and our anticipated timing of such expenditures:

Growth Strategies	Approximate Expenditures	Timing

Develop new exclusive franchise stores	$0.6 million	Ongoing

Develop new company-owned stores	$3.4 million	Ongoing

Develop new non-exclusive stores	$1.7 million	Ongoing

Develop additional OEM contracts	$2.8 million	Ongoing

Develop LED manufacturing business	$8 million	Construction completed by 12/31/11 Commence manufacturing by 7/31/12

Our priority is to develop the LED manufacturing business, new non-exclusive stores and exclusive franchise stores.  If our working capital is insufficient to fund all of these endeavors we will prioritize the LED manufacturing business.

Operating Activities

Net cash provided by operating activities was $527,510 for the three months ended March 31, 2011, compared to net cash used in operating activities of $8,552 for the three months ended March 31, 2010, an increase of $536,062 or 6,26.3%. The increase of net cash used in operating activities was primarily due to increased accounts receivable due to collection, offset by more advances and inventories purchases . During the three months ended March 31, 2011, the Company developed its sales network by increasing more stores and developed its product lines by carrying more product lines, such as Sony, LG and Hong Kong THTF Co., Ltd. This allows the Company to cover a larger geographic area and meet a larger variety of customer needs.

Investing Activities

Net cash provided by investing activities was $50,616 for the three months ended March 31, 2011, compared to $247,420 for the three months ended March 31, 2010, a decrease of $196,804, or 79.54%. The decrease of cash provided by investing activities was mainly because $251,643 was received from reserve acquisition during the three months ended March 31, 2010.

Financing Activities

Net cash provided by financing activities was $64,076 for the three months ended March 31, 2011, compared to $0 for the three months ended March 31, 2010. The increase was mainly due to the $64,076 that was received from a related party during the three months ended March 31, 2011.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, contingencies, income taxes, and stock-based compensation.

See Note 2, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements for a complete discussion of related accounting policies.

Revenue Recognition

We recognize revenue, net of estimated returns, at the time the customer takes possession of the merchandise or receives services. We estimate the liability for sales returns based on our historical return levels. We record an allowance for doubtful accounts receivable for amounts due from third parties that we do not expect to collect. We estimate the allowance based on historical write offs and chargebacks as well as aging trends. Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount and timing of future sales returns and uncollectible accounts. Additionally, a portion of the revenue related to franchise fees is recorded as unearned revenue due to non-fulfillment of all the required recognition criteria, which also requires management judgment.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial statements.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial statements.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

As of March 31, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 6. Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA ELECTRONICS HOLDINGS, INC.

By:	/s/ Hailong Liu
Name:	Hailong Liu
Title:	Chairman, Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)
Date:  May 20, 2011

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer.*

* filed herewith