Form 10-Q
period 2011-06-30
China Electronics Holdings, Inc.
filed 2011-08-26
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-152535

CHINA ELECTRONICS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	98-0550385 (I.R.S. Employer Identification No.)

Building 3, Binhe District, Longhe East Road, Lu’an City, Anhui Province, PRC (Address of Principal Executive Offices)	237000 (ZIP Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,775,113 as of August 15, 2011.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

•	our ability to produce, market and generate sales of our private label products;

•	our ability to market and generate sales of the products that we sell as a wholesaler;

•	our ability to develop, acquire and/or introduce new products;

•	our projected future sales, profitability and other financial metrics;

•	our future financing plans;

•	our plans for expansion of our stores and manufacturing facilities;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand our sales and marketing capability;

•	acquisitions of other companies or assets that we might undertake in the future;

•	our operations in China and the regulatory, economic and political conditions in China;

•	our ability as a U.S. company to operate our business in China through our subsidiary, Guoying;

•	competition existing today or that will likely arise in the future; and

•	other factors discussed elsewhere herein.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  These statements may be found under Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA ELECTRONICS HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2011	2010
Assets
Current assets :-
Cash and cash equivalents	$74,310	$1,226,101
Restricted Cash	9,090	75,850
Trade accounts receivable, net	15,597,116	3,274,616
Other receivables	-	9,217,013
Due from Related Parties	-	63,866
Advances	1,596,135	993,941
Inventories, net	8,919,704	1,396,585
Total current assets	26,196,355	16,247,972

Property and equipment, net	385,079	42,709

Construction in Progress	650,085	-

Intangible assets	21,875,198	21,459,193

Total assets	$49,106,717	$37,749,874

Liabilities and Stockholders' Equity
Current liabilities :
Accounts payable and accrued expenses	$3,370,797	$283,385
Unearned revenue	1,843,533	1,926,811
Total current liabilities	5,214,330	2,210,196

Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares and 16,775,113 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,678	1,678
Additional paid in capital	15,341,710	15,341,710
Retained earnings	22,905,680	15,996,480
Statutary reserve	3,097,299	2,434,146
Accumulated other comprehensive income	2,546,020	1,765,664
Total stockholders' equity	43,892,387	35,539,678

Total liabilities and stockholders' equity	$49,106,717	$37,749,874

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC
CONDENSED CONSOLIDATED INCOME STATEMENTS AND COMPREHENSIVE INCOME STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

Net revenue from exclusive franchise stores	$14,731,345	$5,563,137	$26,537,735	$31,352,521
Net revenue from non-exclusive franchise stores	20,924,729	19,454,579	28,713,042	20,154,553
Net revenue from company owned stores	2,431,962	4,169,455	3,690,311	4,278,231
Net Revenue	38,088,036	29,187,171	58,941,088	55,785,305

Cost of goods sold from exclusive franchise stores	12,312,657	3,867,665	22,246,958	25,082,017
Cost of goods sold from non-exclusive franchise stores	17,538,447	15,846,469	24,087,829	16,406,448
Cost of goods sold from company owned stores	1,957,806	4,023,123	3,010,422	4,110,143
Cost of goods sold	31,808,910	23,737,257	49,345,209	45,598,608

Gross profit	6,279,126	5,449,915	9,595,879	10,186,697

Operating expenses:
Selling expense	684,743	354,166	1,189,613	793,606
General and administrative expenses	709,267	29,564	709,267	44,672
Total Operating Expenses	1,394,010	383,730	1,898,880	838,278

Net operating income	4,885,115	5,066,184	7,696,998	9,348,419

Other income (expense):
Financial income (expense)	(12,539)	797	(11,760)	(1,176)
Other expense	(111,611)	-	(113,650)	-
Other income	5	-	766	-
Total other income (expense)	(124,146)	797	(124,645)	(1,176)

Net income before income taxes	4,760,970	5,066,981	7,572,354	9,347,243

Income taxes	208	454	380	952

Net income	4,760,762	5,066,528	7,571,974	9,346,292

Foreign currency translation adjustment	539,728	100,573	780,356	102,033

Comprehensive income	$5,300,490	$5,167,101	$8,352,330	$9,448,324

Earnings per share – basic	$0.28	$0.36	$0.45	$0.67

Earnings per share – diluted	$0.27	$0.34	$0.43	$0.63

Basic weighted average shares outstanding	16,783,113	14,052,636	16,783,113	14,035,369

Diluted weighted average shares outstanding	17,616,974	14,824,958	17,673,312	14,807,691

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2011
	2011	2010
Net income	$7,571,974	$9,346,292
Adjustments to reconcile net income to net cash used in operations:
Amortization	24,879	-
Depreciation	4,489	6,442
Changes in operating liabilities and assets:
Accounts payable and accrued expenses	(12,130,965)	(16,296,127)
Advances	(576,513)	(2,959,899)
Inventories	(7,417,977)	(2,467,292)
Other receivables	9,528,971	10,747,976
Trade accounts payable	2,712,624	3,413,322
Other payables	(161,535)	(1,818,688)
Customer deposit	154,867	-
Net cash used in operating activities	(289,188)	(27,973)

Cash flows from investing activities:
Property, plant, and equipment additions	(342,482)	(4,467)
Biological assets	(23,247)	-
Construction in Progress	(643,361)	-
Restricted cash	67,554	-
Intangible assets	(16,596)	-
cash received in reverse acquisition	-	136,643
Net cash used in investing activities	(934,885)	132,176

Cash flows from financing activities
Related party receivable	64,455	-
Related party payable	-
Net cash provided by financing activities	64,455	-

Effect of rate changes on cash	7,827	(13,410)

Increase in cash and cash equivalents	(1,151,791)	90,793
Cash and cash equivalents, beginning of period	1,226,101	64,736
Cash and cash equivalents, end of period	$74,310	$155,529

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$2,340
Income taxes paid in cash	$380	$952

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with information included in the 2010 annual report. The results of the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

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

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted for accounts receivable to $2,160,657 and $2,065,683 as of June 30, 2011 and December 31, 2010, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Inventories consist of the following:

	June 30, 2011	December 31, 2010
Electronic products	$8,919,704	$1,396,585

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2011, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

Revenue Recognition – Company-Owned and Exclusive Franchises:

The Company receives revenue from sale of electronic products. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to retail stores, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Our sales are usually covered by the manufacturers’ return and warranty policies. Therefore, we do not estimate deductions or allowance for sales returns. The Company’s revenue from sales is presented as net revenue. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $1,843,533 and $1,926,811 as of June 30, 2011 and December 31, 2010, respectively.

Our products delivered to retail stores would be checked on site by retail stores and, once the products are accepted by retail stores, they will sign the acceptance notice. Rewards or incentives given to our retail stores are an adjustment of the selling prices of our products; therefore, the consideration is characterized as a reduction of revenue when recognized in our income statement.

The Company recognizes its revenues net of value-added taxes (“VAT”).   Currently, the Company is exempt from VAT by the PRC Government and hence, a fixed annual amount of approximately $1,200 cover value added taxes.

Revenue Recognition – Non Exclusive Franchise:

Revenues from franchised activities include area development and initial franchise fees (collectively referred to as “Non Exclusive Franchise fees”) received from non-exclusive franchise stores to establish new stores and sales revenue which is recognized at the date of shipment to non exclusive franchise stores, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.. Initial franchise fees were not received from exclusive franchise stores. Franchise fees are accrued as an unearned franchise revenue liability when received and are recognized as revenue when the non-exclusive stores covered by the fees open, which is generally when we have fulfilled all significant obligations to the franchisee. Continuing fees and royalties are recognized in the period earned. Non Exclusive Franchise fees included in other income were approximately $0 and $0 in the three months ended June 30, 2011 and 2010, respectively. Non Exclusive Franchise fees included in other income were approximately $773 and $0 in the six months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011 and 2010, no initial franchise fee revenue has been recognized prior to fulfilling all significant obligations to the franchisees.

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

Shipping and Handling Costs

ASC 605-45-20 “Shipping and Handling costs” establishes standards for the classification of shipping and handling costs. All amounts not billed to a customer related to shipping and handling are classified as selling expenses. Shipping and handling costs for the three months ended June 30, 2011 and 2010 were $322,520 and $19,658, respectively. Shipping and handling costs for the six months ended June 30, 2011 and 2010 were $254,238 and $424,875, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. However no advertising expenses were charged to operations for the six months ended June 30, 2011 and 2010, respectively. Advertising costs of $476,021 and $0 are included in selling, general and administrative expense for the three months ended June 30, 2011 and 2010, respectively. Advertising costs of $466,904 and $836 are included in selling, general and administrative expense for the six months ended June 30, 2011 and 2010, respectively.

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

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. At June 30, 2011 and December 31, 2010, the cumulative translation adjustment of $2,542,804 and $1,765,664, respectively, was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the three months ended June 30, 2011 and 2010, accumulated other comprehensive gain was $536,512 and $100,573, respectively. For the six months ended June 30, 2011 and 2010, accumulated other comprehensive gain was $777,140 and $102,033, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of June 30, 2011 and December 31, 2010, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at June 30, 2011 and December 31, 2010.

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

Stock-based compensation expense is recognized based on awards expected to vest and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. There was no stock based compensation for the six months ended June 30, 2011 and 2010.

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

The following is a reconciliation of the basic and diluted earnings per share:

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010

Net income for earnings per share	$7,264,240	9,346,292

Weighted average shares used in basic computation	16,783,113	14,035,369

Diluted effect of Preferred stock	-	343,750

Diluted effect of warrants	890,199	428,571

Weighted average shares used in diluted computation	17,673,312	14,807,691

Earnings per share, basic	$0.43	0.67

Earnings per share, diluted	$0.41	0.63

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

3.	Property, Plant and Equipment

Plant and equipment consist of the following:

	June 30, 2011	December 31, 2010
Vehicle	$39,185	$38,426
Furniture and office equipment	338,560	15,677
Biological assets	23,489	-
Total property, plant and equipment	401,234	54,103
Accumulated depreciation	(16,155)	(11,394)
Net property, plant and equipment	$385,079	$42,709

Depreciation expense included in selling, general and administrative expenses for the three months ended June 30, 2011 and 2010 was $2,352 and $4,236, respectively. Depreciation expense included in selling, general and administrative expenses for the six months ended June 30, 2011 and 2010 was $4,489 and $6,442, respectively.

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

The details of the other receivables are as follows:

	June 30, 2011	December 31, 2010

Loan to Shanghai Pengbai	$-	$2,154,140
Loan to Anhui JuNeng Investment Security Co,.Ltd	-	1,972,100
Total	$-	$4,126,240

Receivables/Advances to exclusive and non-exclusive franchises as of December 31, 2010 amounting to $5,090,773 have been reclassed from other receivables to trade accounts receivables.

5.	Due From Related Parties

Due from related parties amounted $0 and $63,866 as of June 30, 2011 and December 31, 2010. Related party receivables are mainly travel expenses to CEO, interest free, unsecured, due in demand.

6.	Advances to Suppliers

Advances to suppliers amounted to $1,596,135 and $993,941 as of June 30, 2011 and December 31, 2010, respectively.

7.	Advances For Land

Advances for land amounted to $21,875,198 and $21,459,193 as of June 30, 2011 and December 31, 2010, respectively. Advance of $15,170,000 was paid to Pingqiao Industrial Park in Luan city, Anhui Province, China for acquiring land use rights. The company intends to construct a factory, research and development center and a commercial center on this land. Advance of $6,068,000 was paid to an unrelated party for acquiring land use rights. The company intends to build a warehouse and distribution center on this land. Advance for $6,421,107 was paid to an unrelated party for acquiring land use rights to be used for commercial purposes in future.

8.	Accounts payable And Accrued Expenses

Accounts payable and accrued expenses comprised the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Accounts payable	$2,734,429	$615
Accrued payroll	73,024	64,576
Accrued litigation	143,000	143,000
Other payable	420,343	75,194
	$3,370,796	$283,385

9.	Shareholder’s Equity

There were no stock issuances during the six months ended June 30, 2011.

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life	Intrinsic value
Outstanding, December 31, 2009	-	-	$-	-	$-
Granted	2,903,526	2,903,526	2.30	3.85	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, December 31, 2010	2,903,526	2,903,526	$2.30	3.41	-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, June 30, 2011	2,903,526	2,903,526	$2.30	2.91	$-

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2011	December 31, 2010
Series A, B, C, D, G
Annual dividend yield	-	-
Expected life (years)	3.00	3.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

	June 30, 2011	December 31, 2010
Series E, F
Annual dividend yield	-	-
Expected life (years)	5.00	5.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

10.	Statutory reserve fund

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended June 30, 2011 and 2010, the Company transferred $468,023 and $464,180, respectively, to this reserve. For the six months ended June 30, 2011 and 2010, the Company transferred $764,207 and $934,629, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund. For the three months ended June 30, 2011 and 2010, the Company transferred $0 and $0, respectively, to this reserve. For the six months ended June 30, 2011 and 2010, the Company transferred $0 and $0, respectively, to this reserve.

11.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan.  The total expense for the above plan was $9,229 and $2,067 for the three months ended June 30, 2011 and 2010, respectively. The total expense for the above plan was $14,506and $4,475 for the six months ended June 30, 2011 and 2010, respectively.

12.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions – the People’s Republic of China and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2011. Accordingly, the Company has no net deferred tax assets.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2011 and 2010:

	2011	2010

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	0	0

China income tax exemption	0	0

Total provision for income taxes	0%	0%

The provision for income taxes from continuing operations on income consists of the following for the six months ended June 30, 2011 and 2010:

Six Months Ended June 30 ,
	2011	2010
US current income tax expense (benefit)
Federal	$—	$—
State	$—	$—
PRC current income tax expense (benefit)	$—	$—
Total provision for income tax	$—	$—

United States of America

As of June 30, 2011, the Company in the United States had approximately $2,311,000 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. As of December 31, 2010, the Company in the United States had approximately $1,933,513 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2011 and at December 31, 2010 consists mainly of net operating loss incurred in six months ended June 30, 2011 and in the year ended December 31, 2010. Deferred tax assets were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Net operation loss carry forward	$(2,311,000)	$(1,933,513)
Total deferred tax assets	762,630	638,063
Less: valuation allowance	(762,6307)	(638,063)
Net deferred tax assets	—	—
Change in valuation allowance	$—	$—

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Currently, the Company is charged at a fixed annual amount of approximately $1,200 to cover all types of taxes including income taxes and value added taxes. This is approved by the PRC tax department. The income tax expenses for the three months ended June 30, 2011 and 2010 are $208 and $454. The income tax expenses for the six months ended June 30, 2011 and 2010 are $380 and $952. There were no significant book and tax basis differences.

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

For the six months ended June 30, 2011, there is no major customer that individually comprised more than 10% of the Company’s total sales. For the six months ended June 30, 2010, there is no major customer that individually comprised more than 10% of the Company’s total sales.

There is one major vendor each accounting for over 10% of the Company’s total purchases for the six months ended June 30, 2011, with Shangdong Huangming Solar Power Sales Co. accounting for 46%. The accounts payable balance as of June 30, 2011 for this one vendor was $0. There are three major vendors each accounting for over 10% of the Company’s total purchases for the six months ended June 30, 2010, with Shangdong Huangming Solar Power Sales Co. accounting for 52%, Jiangsu Huayang Solar Power Sales Co. accounting for 20%, and Shangling Refrigerator accounting for 10%. The accounts payable balance as of June 30, 2010 for these three vendors was $0.

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company is in litigation with its prior attorney, who has sued the company for approximately $143,000 of unpaid legal fees. This amount has been accrued as of June 30, 2011 and is included inaccrued expenses.

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $11,991 and $11,874 for the three months ended June 30, 2011 and 2010. The Company incurred rent expenses of $29,063 and $22,716 for the six months ended June 30, 2011 and 2010.

The lease expenses for the next five years after June 30, 2011 are as follows:

2011	$31,443
2012	22,164
2013	13,779
2014	12,126
2015	12,126
Thereafter	14,146
Total	$104,129

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the six months ended June 30, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Revenues

Our net revenue for the three months ended June 30, 2011 was $38,088,036, an increase of 30.5%, or $8,900,865, from $29,187,171 for the three months ended June 30, 2010.

	THREE MONTHS ENDED JUNE 30,
	2011	2010

Net revenue from exclusive franchise stores	$14,731,345	$5,563,137
Net revenue from non-exclusive franchise stores	20,924,729	19,454,579
Net revenue from company owned stores	2,431,962	4,169,455
Net Revenue	$38,088,036	$29,187,171

For the three months ended June 30, 2011, net revenue from exclusive franchise stores was $14,731,345, an increase of 164.8%, or $9,168,208, from $5,563,137 for the three months ended June 30, 2010. There were 561 exclusive franchise stores as of June 30, 2011, an increase of 136 exclusive franchise stores, or 32%, more exclusive franchise stores as of June 30, 2011, compared to 425 exclusive franchise stores as of June 30, 2010.  We had 408 exclusive franchise stores that were opened in 2009 and are in business operation throughout 2010 and 2011 (the “Same Exclusive Franchise Stores”). We had 425 exclusive franchise stores as of June 30, 2010 and opened 61 new exclusive franchise stores in the fourth quarter of 2010, 73 new stores in the first quarter of 2011 and 2 new stores in the second quarter of 2011, a total of 136 new exclusive franchise stores opened since June 30, 2010 (the “New Exclusive Franchise Stores”). The increased sales from the 136 New Exclusive Franchise Stores amounted to $3,211,641 for the three months ended June 30, 2011. Average sales per New Exclusive Franchise Store was approximately $23,615 for the three months ended June 30, 2011. The revenue from the Same Exclusive Franchise Stores were $11,449,889 and $5,563,137 for the three months ended June 30, 2011 and 2010, respectively. Average sales per Same Exclusive Franchise Stores were approximately $26,941 and $13,089 for the three months ended June 30, 2011 and 2010, respectively. The reason for the increase of revenue and average sales per store of the Same Exclusive Franchise Stores in the three months ended June 30, 2011 compared to 2010 is because in 2011 we introduced new well-known branded product lines that are more attractive to our existing and new customers, including Huangming Solar Power, LED solar garden lights, Oulin Kitchen appliances, Hair Tonngshuai refrigerators, washing machines, air conditioners, and televisions.

For the three months ended June 30, 2011, net revenue from non-exclusive franchise stores was $20,924,729, an increase of 7.6%, or $1,470,150, from $19,454,579 for the three months ended June 30, 2010. We signed franchise contracts with 600 non-exclusive franchise stores prior to December 31, 2009 and started supplying products to those retails stores in the first and second quarters of 2010 (the “Same Non-Exclusive Franchise Stores”).  Among the 600 contracted non-exclusive franchise stores, there are 104 stores that have been in business and generated sales revenue throughout 2009, 2010, and 2011. The remaining 496 stores that entered into contracts with us in 2009 did not start generating sales revenue until the third quarter of 2010 (the “2010 Same Non-Exclusive Franchise Stores”). We open one new non-exclusive franchise stores in the third quarter of 2010, 114 new stores in the fourth quarter of 2010 and 1 new store by June 2011, in total 116 new non-exclusive franchise stores opened since January 1, 2010 until today (the “New Non-Exclusive Franchise Stores”). Our peak business season is second and fourth quarter, as the sales of air conditioners and refrigerators usually increased in the summer in the second quarter and the sales of televisions usually increased in the fourth quarter close to Chinese new year celebration. Therefore, there are 716 and 715 non-exclusive franchise stores as of June 30, 2011 and as of December 31, 2010, respectively. There were 716 non-exclusive franchise stores, an increase of 116, or 119.3%, more stores as of June 30, 2011 compared to 600 Same Non-Exclusive Franchise Stores as of June 30, 2010. The increased sales from New Non-Exclusive Franchise Stores and 2010 Same Non-Exclusive Franchise Stores amounted to $17,418,034 for the three months ended June 30, 2011. Average sales per New Non-Exclusive Franchise Stores were approximately $28,461 for the three months ended June 30, 2011. The revenue from Same Non-Exclusive Franchise Stores were $3,460,640 and $19,454,579 for the three months ended June 30, 2011 and 2010, respectively. Average sales per Same Non-Exclusive Franchise Stores are approximately $33,275 and $187,063 for the three months ended June 30, 2011 and 2010, respectively.

The reason for the decreased revenue and average sales per store for the Same Non-Exclusive Franchise Stores in 2011 compared to 2010 is because as a large number of New Non-Exclusive Franchise Stores opened in nearby areas and neighborhoods to the Same Non-Exclusive Franchise Stores, which resulted in more competitive pricing among our non-exclusive franchise stores that results in less profit margin. Most of Same Non-Exclusive Stores are opened in rural counties, villages and towns, and the sales revenue per store may vary significantly depending on its locations, size and operational management. We plan to shift our business focus to LED manufacturing and solar power products in the future, and we plan to gradually terminate our franchise contracts with our non-exclusive franchise stores that are located in remote rural areas that have ordered few products from us and have been generating limited revenue in the past years.

The increased revenue from New Non-Exclusive Stores was due to our expanded sales network and our continuing efforts in developing new stores, introduction of new product lines, and improved economic environment in China. In 2011, our New Non-Exclusive Franchise Stores introduced new product lines including Samsung refrigerators, LG TVs, Shangling refrigerators and washing machines, Zhigao air conditioners, Sony TVs, Qinghuatongfang TVs, and Guangzhou small appliances. By acting as a wholesaler for these brands, we are able to serve the needs of more customers in rural areas, attract more new non-exclusive franchise stores and develop additional market shares in Anhui province. All of these factors contributed to our increase in revenue and sales from the non-exclusive franchise stores.

We opened our first self-owned store (the “Longhe Store”) located on Longhe Road in 2006, our second self-owned stores located on Guangcai Road (the “Guangcai Store”) and third self-owned store on Haomen Road (the “Haomen Store”) in 2010, and our new Guoying branded LED products flagship store and headquarter (the “Guoying LED Store”) in May 2011 and we are currently relocating our products sold in Longhe Store to the new Guoying LED Store. For the three months ended June 30, 2011, net revenue from company-owned stores was $2,431,962, a decrease of 41.7%, or $1,737,493, from $4,169,455 for the three months ended June 30, 2010. The decrease in revenue and sales from company-owned stores in three months ended June 30, 2011 compared to the three months ended June 30, 2010 is due to the change of our business strategy and the shifting of our business focus to expanding our non-exclusive franchise stores, exclusive franchise stores and the new LED manufacturing facilities. Longhe Store previously operate both retail and wholesale business. Due to the fast growth of our non-exclusive franchise stores in fourth quarter last year and the fast growth of our exclusive franchise stores this year, we terminated the wholesale business previously run by Longhe Store and operate Guoying Electronics Sales Co., Ltd. as the sole wholesale center to distribute products to all of our products to company-owned stores, exclusive franchise stores, and non-exclusive franchise stores and thus the net revenue of our company-owned stores decreased and net revenue of our exclusive franchise stores and non-exclusive franchise stores increased for the three months ended June 31, 2011.

For the three months ended June 30, 2011, our exclusive franchise stores, non-exclusive stores, and company-owned stores increased revenue from new product lines by approximately $2,460,766, $3,083,313, and $515,283, respectively.

The following is summary of revenue by product lines for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
Solar power products	$20,823,037	$17,207,074
Air Conditioner	2,219,838	3,536,956
Refrigerator	5,125,239	5,930,589
Television	9,113,956	1,030,143
Washer	712,978	1,455,546
Others	92,988	26,863
Total	$38,088,036	$29,187,171

The increase in sales of televisions was primarily due to new product line Qinghuatongfeng TV we carried in the three months ended June 30, 2011 that we did not carry during in the three months ended June 30, 2010. In 2011, we increased product lines of Qinghuatongfang televisions, Haier Tongshuai refrigerators, and Sanyang televisions  These brands are brands for which there is a strong demand in China. In particular, we increased our sales of LG televisions from approximately $0.24 million for the three months ended June 30, 2010 to $3.25 million for the three months ended June 30, 2011. We increased our sales of Sony televisions from approximately $0.79 million for the three months ended June 30, 2010 to $1.66 million for the three months ended June 30, 2011. We also had sales of approximately $1.27 million and $3.83 million from new brands Haier Tongshuai refrigerators and Qinghuatongfang televisions carried during the three months ended June 30, 2011.We had revenue of approximately $0.16 million from LG washers, and approximately $0.27 million from Shangling washers, and approximately $0.34 million from Sanyang televisions for the three months ended June 30, 2011.

Our solar power products sales increased $3.62 million in the three months ended June 30, 2011 compared to 2010 due to the introduction of our new product lines of Huangming Solar Power and LED solar power garden lights. We have arranged promotions for our new solar products, including arranging several times group purchase for our customers to visit the manufacturers and place director orders on site.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2011 was $31,808,910, an increase of $8,071,653, or 34.0%, compared to $23,737,257 for the three months ended June 30, 2010. The increase was due to the increase in sales.

	THREE MONTHS ENDED JUNE 30,
	2011	2010

Cost of goods sold from exclusive franchise stores	$12,312,657	$3,867,665
Cost of goods sold from non-exclusive stores	17,538,447	15,846,469
Cost of goods sold from company-owned stores	1,957,806	4,023,123
Cost of goods sold	$31,808,910	$23,737,257

For the three months ended June 30, 2011, cost of goods sold from exclusive franchise stores was $12,312,657, an increase of 218.4%, or $8,444,992, from $3,867,665 for the three months ended June 30, 2010. The increase was due to the increase in sales, primarily from exclusive franchise stores.

For the three months ended June 30, 2011, cost of goods sold from non-exclusive franchise stores was $17,538,447, an increase of 10.7%, or $1,691,978, from $15,846,469 for the three months ended June 30, 2010. The increase was due to the increase in revenue from non-exclusive franchise stores.

For the three months ended June 30, 2011, cost of goods sold from company-owned stores was $1,957,806, a decrease of 51.3%, or $2,065,317, from $4,023,123 for the three months ended June 30, 2010. The decrease was due to the decrease in sales from company-owned stores.

The increased cost of goods sold from new product lines carried in the three months ended June 30, 2011 but not carried in the three months ended June 30, 2010 was approximately $4,987,924. For the three months ended June 30, 2011, our exclusive franchise stores, non-exclusive stores, and company-owned stores increased cost of goods sold from new product lines by approximately $2,044,659, $2,528,655, and $414,610, respectively.

The increased cost of goods sold through new exclusive franchise stores opened in the three months ended June 30, 2011 was approximately $1,766,964  for the three months ended June 30, 2011. The increased cost of goods sold through new non-exclusive franchise stores opened in 2011 was approximately $55,528 for the three months ended June 30, 2011. The increased cost of goods sold through new company-owned stores opened in 2011 was approximately $479,431 for the three months ended June 30, 2011.

Gross Profit

Gross profit for the three months ended June 30, 2011 was $6,279,126, an increase of $829,212, or approximately 15.2%, compared to $5,449,914 for the three months ended June 30, 2010.

For the three months ended June 30, 2011, gross profit for exclusive franchise stores was $2,418,688, an increase of 42.7%, or $723,216, from $1,695,472 for the three months ended June 30, 2010. The increase was due to the increased revenue from exclusive franchise stores.

For the three months ended June 30, 2011, gross profit for non-exclusive franchise stores was $3,386,282, a decrease of 6.2%, or $221,828, from $3,608,110 for the three months ended June 30, 2010. The decrease was due to the non-exclusive franchise stores offering promotion to increase their new product lines during the three months ended June 30, 2011. For the three months ended June 30, 2011, gross profit for company-owned stores was $474,156, an increase of 224.0%, or $327,824, from $146,332 for the three months ended June 30, 2010. The crease was due to the decreased revenue from company-owned stores.

The increased gross profit from new product lines carried in the three months ended June 30, 2011 but not carried in the three months ended June 30, 2010 was approximately $1,026,438. For the three months ended June 30, 2011, our exclusive franchise stores, non-exclusive franchise stores, and company-owned stores increased gross profit from new product lines by approximately $416,107, $509,658, and $100,673, respectively.

The increased gross profit from products sold by new exclusive franchise stores opened in 2011 was approximately $336,565 for the three months ended June 30, 2011. The increased gross profit from products sold by new non-exclusive stores opened in 2011 was approximately $11,212 for the three months ended June 30, 2011. The increased gross profit from products sold by company-owned stores opened in 2011 was approximately $96,808 for the three months ended June 30, 2011.

Gross Profit Rate

Gross profit rate for the three months ended June 30, 2011 was 16.49%, a decrease of approximately 11.71%, compared to 18.67% for the three months ended June 30, 2010. The decrease was mainly due to the change of the products that we sell and our selling strategy. Compared to three months ended June 30, 2010, in three months ended June 30, 2011, we carried new product lines and new brands. Our new brands have a lower profit margin compared to our historic brands. However, such brands are very popular in China and we began carrying them in order to sell more items and increase our customer base.  In order to market the new product lines and increase our sales to new stores, we have taken a more aggressive pricing strategy which results in lower margins.

For the three months ended June 30, 2011, gross profit rate for exclusive franchise stores was 16.42%, a decrease of approximately 46.13%, compared to 30.48% for the three months ended June 30, 2010. The decrease was due to a change of the products that we sell. The decrease was also due to a new selling strategy that we lower price of our old product lines while we sold our new product lines at national standard price that is determined by the Chinese government for all electronic appliances sold to rural areas in China. Going forward, the Company does not have a guidance of our financial performances or trend. The company is still expanding and may adjust the pricing and resource allocation based on market situation. In order to develop exclusive franchise stores and promote new product lines that we started to carry since 2011, we offered promotions which has lower profit.

For the three months ended June 30, 2011, gross profit rate for non-exclusive franchise stores was 16.18%, a decrease of approximately 12.74%, compared to 18.55% for the three months ended June 30, 2010. The decrease was due to a change of the products that we sell and our selling strategy that we lower price of our old product lines while we sold our new product lines at national standard price that is determined by the Chinese government for all electronic appliances sold to rural areas in China. In order to develop non-exclusive franchise stores and promote new product lines that we started to carry since 2011, we offered promotions which has lower profit.

For the three months ended June 30, 2011, gross profit rate for company-owned stores was 19.50%, an increase of approximately 455.53%, compared to 3.51% for the three months ended June 30, 2010. Our company owned stores focus on selling new product lines that are well-known brands with higher profit margin, such as new series of Huangming solar power panels, LED solar power garden lights, Oulin kitchen appliances, Hair Tongshuai refrigerator, washing machines, air conditioners, televisions etc. during the three months ended June 30, 2011.

Gross profit rate from new product lines carried in the three months ended June 30, 2011 was approximately 17.07%. Gross profit rate from new product lines carried in the three months ended June 30, 2011 sold by exclusive franchise stores was approximately 16.91%. Gross profit rate from new product lines carried in the three months ended June 30, 2011 sold by non-exclusive stores was approximately 16.77%. Gross profit rate from new product lines carried in the three months ended June 30, 2011 sold by company owned stores was approximately 19.54%.

Gross profit rate from new stores opened in 2011 was approximately 16.74% for the three months ended June 30, 2011. Gross profit rate from new exclusive franchise stores opened in 2011 was approximately 16.00%  for the three months ended June 30, 2011. Gross profit rate from new non-exclusive stores opened in 2011 was approximately 16.80% for the three months ended June 30, 2011. Gross profit rate from new company owned store opened in 2011 was approximately 16.80% for the three months ended June 30, 2011.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 were $1,394,010, an increase of $1,010,280, or 263.3%, from $383,730 for the three months ended June 30, 2010.

Selling expenses for the three months ended June 30, 2011 were $684,743, an increase of $330,577, or 93.3%, from $354,166 for the three months ended June 30, 2010. The increase was due to increased shipping and handling expenses in line with increased sales.

General and administrative expenses for the three months ended June 30, 2011 were $709,267, an increase of $679,703, or 2,299.1%, from $29,564 for the three months ended June 30, 2010. The increase was mainly due to increased traveling expenses and other increased costs of being a public company starting in July 2010, such as audit and attorney fees.

Net Operating Income

Our net operating income for the three months ended June 30, 2011 was $4,885,115, a decrease of $181,068, or 3.6%, from $5,066,184 for the same period in 2010. The decrease was mainly due to increased operating expenses.

Net Income

Our net income for the three months ended June 30, 2011 was $4,760,762, a decrease of $305,765, or 6.0%, from $5,066,528 for the same period in 2010. The decrease was mainly due to increased operating expenses.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Revenues

Our net revenue for the six months ended June 30, 2011 was $58,941,088, an increase of 5.7%, or $3,155,783, from $55,785,305 for the six months ended June 30, 2010.

	SIX MONTHS ENDED JUNE 30,
	2011	2010

Net revenue from exclusive franchise stores	$26,537,735	$31,352,521
Net revenue from non-exclusive stores	28,713,042	20,154,553
Net revenue from company owned stores	3,690,311	4,278,231
Net Revenue	$58,941,088	$55,785,305

For the six months ended June 30, 2011, net revenue from exclusive franchise stores was $26,537,735, a decrease of 15.4%, or $4,814,786, from $31,352,521 for the six months ended June 30, 2010.  There were 561 and 486 exclusive franchise stores as of June 30, 2011 and as of December 31, 2010, respectively.  There were 561 exclusive franchise stores, an increase of 136, or 32%, New Exclusive Franchise Stores as of June 30, 2011, compared to 425 Same Exclusive Franchise Stores as of June 30, 2010.

The increased sales from these 136 New Exclusive Franchise Stores amounted to $7,260,605 for the six months ended June 30, 2011. Average sales per these New Exclusive Franchise Stores were approximately $53,387 for the six months ended June 30, 2011. The revenue from the Same Exclusive Franchise stores was $19,277,130 and $31,352,521 for the six months ended June 30, 2011 and 2010, respectively. Average sales per store for the Same Exclusive Franchise Stores that were open for all of fiscal year 2011 and 2010 were approximately $45,358 and $73,770 for the six months ended June 30, 2011 and 2010, respectively. The sales from each exclusive store varies depends on different locations and different operations. The reason for the decreased average sales per store for the Same Exclusive Stores in 2011 compared to 2010 is due to the change of our business strategy and the shifting of our business focus to the new Guoying LED Store opened in May of this year and the construction of the new LED manufacturing facilities in progress.

For the six months ended June 30, 2011, net revenue from 2010 Same Non-Exclusive Stores and New Non-Exclusive Franchise Stores was $28,713,042, an increase of 42.5%, or $8,558,489, from $20,154,553 for the six months ended June 30, 2010. There were 716 and 715 non-exclusive stores as of June 30, 2011 and as of December 31, 2010, respectively. There were 716 non-exclusive stores, an increase of 116, or 119.3%, of New Non-Exclusive Franchise Stores as of June 30, 2011 compared to 600 Same Non-Exclusive Stores as of June 30, 2010. The increased sales from these New Non-Exclusive Franchise Stores and 2010 Same-Exclusive Franchise Stores amounted to $24,212,510 for the six months ended June 30, 2011. Average sales per New Non-Exclusive Franchise Stores were approximately $39,563 for the six months ended June 30, 2011 and 2010, respectively. The revenue from the Same Non-Exclusive Franchise Stores was $4,500,532 and $20,154,553 for the six months ended June 30, 2011 and 2010, respectively. Average sales per store for the Same Non-Exclusive Franchise Stores were approximately $43,274 and $193,794 for the six months ended June 30, 2011 and 2010, respectively.

The reason for the decreased average sales per store for the Same Non-Exclusive Franchise Stores in 2011 compared to 2010 is because as a large number of New Non-Exclusive Franchise Stores opened in nearby areas and neighborhoods to the Same Non-Exclusive Franchise Stores, it leads to more competitive pricing among our non-exclusive franchise stores that results in less profit margin. Most of Same Non-Exclusive Stores are opened in rural counties, villages and towns, and the sales revenue per store may vary significantly depending on its locations, size and operational management.  We plan to shift our business focus to LED manufacturing and solar power products in the future, and we plan to gradually terminate our franchise contracts with our non-exclusive franchise stores that are located in remote rural areas that have ordered few products from us and have been generating limited revenue to us in the past years.

The increased revenue from New Non-Exclusive Stores was due to our expanded sales network and our continuing efforts in developing new stores, introduction of new product lines, and improved economic environment in China. In 2011, our New Non-Exclusive Franchise Stores introduced new product lines including Samsung refrigerator, LG TV, Shangling refrigerator and washing machine, Zhigao air conditioner, Sony TV, Qinghuatongfang TV, and Guangzhou small appliances. By acting as a wholesaler for these brands, we are able to serve the needs of more customers in rural areas, attract more new non-exclusive franchise stores and develop additional market shares in Anhui province. All of these factors contributed to our increase in revenue and sales from the non-exclusive franchise stores.

For the six months ended June 30, 2011, net revenue from company-owned stores was $3,690,311, a decrease of 13.7%, or $587,920, from $4,278,231 for the six months ended June 30, 2010. The decrease in revenue and sales from company-owned stores was mainly due to the change of our business strategy and the shifting of our business focus to expanding our non-exclusive franchise stores, exclusive franchise stores and the new LED manufacturing facilities. Longhe Store previously operated both retail and wholesale business. Due to the significant growth of our exclusive franchise stores this year, we terminated the wholesale business previously run by Longhe Store and operate Guoying Electronics Sales Co., Ltd. as the sole wholesale center to distribute all our products to company-owned stores, exclusive franchise stores and non-exclusive franchise stores, and thus the net revenue of our company-owned stores decreased and net revenue of our exclusive franchise stores and non-exclusive franchise stores increased for the six months ended June 31, 2011.

The Company carried more product lines, including LG washing machines, Oulin kitchen appliances, Huangming Solar Power, LED solar power garden lights, Samsung washing machines, LG TV, Sony TV and Tsinghua Tongfang TV, during the six months ended June 30, 2011 compared to the same period last year. The increased revenue from the new product lines was approximately $8,267,186 for the six months ended June 30, 2011.
For the six months ended June 30, 2011, our exclusive franchise stores, non-exclusive stores, and company-owned stores increased revenue from new product lines by approximately $2,489,823, $4,958,287, and $819,076, respectively.

The following is summary of revenue by product lines for the six months ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
Solar power products	$32,580,870	$40,832,549
Air Conditioner	3,262,155	3,536,956
Refrigerator	6,718,647	6,806,420
Television	15,210,511	1,934,148
Washer	1,043,853	2,456,968
Others	125,052	218,264
Total	$58,941,088	$55,785,305

The increase in sales of televisions and washers was primarily due to new product lines and new brands we carried in the six months ended June 30, 2011 that we did not carry during in the six months ended June 30, 2010. In 2011, we increased sales of Qinghuatongfang televisions, Haier Tongshuai refrigerators, Shangling washers, LG washers, Haier Tongshuai air conditioners. These brands are brands for which there is a strong demand in China. In particular, we increased our sales of LG televisions from approximately $1.14 million for the six months ended June 30, 2010 to $5.17 million for the six months ended June 30, 2011. We also had sales of approximately of $1.27 million and $6.23 million from new brands Haier Tongshuai refrigerators and Qinghuatongfang televisions carried during the six months ended June 30, 2011.  We had revenue of approximately $0.24 million from LG washers, and approximately $0.38 million from Shangling washers, and approximately $0.90 million from Haier Tongshuai air conditioners.

Our solar power products sales decreased $8.25 million in the six months ended June 30, 2011 compared to 2010 due to the introduction of our new product lines of Huangming Solar Power and LED solar power garden lights. We have arranged promotions for our new solar products, including arranging several times group purchase for our customers to visit the manufacturers and place director orders on site.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2011 was $49,345,209, an increase of $3,746,601, or 8.2%, compared to $45,598,608 for the six months ended June 30, 2010. The increase was due to the increase in sales.

	SIX MONTHS ENDED JUNE 30,
	2011	2010

Cost of goods sold from exclusive franchise stores	$22,246,958	$25,082,017
Cost of goods sold from non-exclusive franchise stores	24,087,829	16,406,448
Cost of goods sold from company-owned stores	3,010,422	4,110,143
Cost of goods sold	$49,345,209	$45,598,608

For the six months ended June 30, 2011, cost of goods sold from exclusive franchise stores was $22,246,958, a decrease of 11.3%, or $2,835,059, from $25,082,017 for the six months ended June 30, 2010. The decrease was due to the decrease in sales from exclusive franchise stores, due to a shift in the Company’s focus toward the development of non-exclusive franchise stores and construction of a new manufacturing facility.

For the six months ended June 30, 2011, cost of goods sold from non-exclusive stores was $24,087,829, an increase of 46.8%, or $7,681,381, from $16,406,448 for the six months ended June 30, 2010. The increase was in line with the increased number of non-exclusive franchise stores.

For the six months ended June 30, 2011, cost of goods sold from company-owned stores was $3,010,422, a decrease of 26.8%, or $1,099,721, from $4,110,143 for the six months ended June 30, 2010. The decrease was due to the decrease in sales from company-owned stores during the six months ended June 30, 2011 compared to the same period ended June 30, 2010.

The increased cost of goods sold from new product lines carried in the six months ended June 30, 2011 but not carried in the six months ended June 30, 2010 was approximately $6,867,305. For the six months ended June 30, 2011, our exclusive franchise stores, non-exclusive stores, and company-owned stores increased cost of goods sold from new product lines by approximately $2,065,998, $4,114,763, and $686,544, respectively.

The increased cost of goods sold through new exclusive franchise stores opened in the six months ended June 30, 2011 was approximately $4,367,785 for the six months ended June 30, 2011. The increased cost of goods sold through new non-exclusive franchise stores opened in 2011 was approximately $55,528 for the six months ended June 30, 2011. The increased cost of goods sold through new company-owned stores opened in 2011 was approximately $1,519,440 for the six months ended June 30, 2011.

Gross Profit

Gross profit for the six months ended June 30, 2011 was $9,595,879, a decrease of $590,818, or approximately 5.8%, compared to $10,186,697 for the six months ended June 30, 2010.

For the six months ended June 30, 2011, gross profit for exclusive franchise stores was $4,290,777, a decrease of 31.6%, or $1,979,727, from $6,270,504 for the six months ended June 30, 2010. The decrease was due to the decreased revenue from exclusive franchise stores.

For the six months ended June 30, 2011, gross profit for non-exclusive stores was $4,625,213, an increase of 23.4%, or $877,108, from $3,748,105 for the six months ended June 30, 2010. The increase was due to the increased revenue from non-exclusive franchise stores.

For the six months ended June 30, 2011, gross profit for company-owned stores was $679,889, an increase of 304.5%, or $511,801, from $168,088 for the six months ended June 30, 2010. The increase is because the Company has focused on selling more profitable products through company-owned stores.

The increased gross profit from new product lines carried in the six months ended June 30, 2011 but not carried in the six months ended June 30, 2010 was approximately $1,399,881. For the six months ended June 30, 2011, our exclusive franchise stores, non-exclusive franchise stores, and company-owned stores increased gross profit from new product lines by approximately $423,825, $843,524, and $132,532, respectively.

The increased gross profit from products sold by new exclusive franchise stores opened in 2011 was approximately $831,959 for the six months ended June 30, 2011. The increased gross profit from products sold by new non-exclusive stores opened in 2011 was approximately $11,212 for the six months ended June 30, 2011. The increased gross profit from products sold by new company-owned stores opened in 2011 was approximately $306,810 for the six months ended June 30, 2011

Gross Profit Rate

Gross profit rate for the six months ended June 30, 2011 was 16.28%, a decrease of approximately 10.84%, compared to 18.26% for the six months ended June 30, 2010. The decrease was mainly due to the change of the products that we sell and our selling strategy. Compared to six months ended June 30, 2010, in six months ended June 30, 2011, we carried new product lines and new brands. We also opened 75 additional exclusive franchise stores and 1 additional non-exclusive stores since January 1, 2011. The new brands we carry are brands that carry a lower profit margin for us compared to our historic brands. However, such brands are very popular in the PRC and we began carrying them in order to sell more items and increase our customer base.  In order to market the new product lines and increase our sales to new stores, we have taken a more aggressive pricing strategy which results in lower margins.

For the six months ended June 30, 2011, gross profit rate for exclusive franchise stores was 16.17%, a decrease of approximately 19.16%, compared to 20.00% for the six months ended June 30, 2010. The decrease was due to a change of the products that we sell and our selling strategy. In order to develop exclusive franchise stores and promote new product lines that we started to carry since 2011, we offered promotions which has lower profit.

For the six months ended June 30, 2011, gross profit rate for non-exclusive franchise stores was 16.11%, a decrease of approximately 13.38%, compared to 18.60% for thesix months ended June 30, 2010. The decrease was due to a change of the products that we sell and our selling strategy. In order to develop non-exclusive franchise stores, we offered lower prices. Also in 2011, we started to carry well-known brands that had a lower gross profit rate. In order to develop non-exclusive franchise stores and promote new product lines that we started to carry since 2011, we offered promotions which has lower profit.

For the six months ended June 30, 2011, gross profit rate for company-owned stores was 18.42%, an increase of approximately 368.92%, compared to 3.93% for the six months ended June 30, 2010. The increase was due to a change of the products that we sell and our selling strategy.The increase is because the Company has focused on selling more profitable products through company-owned stores.

Gross profit rate from new product lines carried in the six months ended June 30, 2011 was approximately 16.93%. Gross profit rate from new product lines carried in the six months ended June 30, 2011 sold by exclusive franchise stores was approximately 17.02%. Gross profit rate from new product lines carried in the six months ended June 30, 2011 sold by non-exclusive stores was approximately 17.01%. Gross profit rate from new product lines carried in the six months ended June 30, 2011 sold by company owned stores was approximately 16.18%.

Gross profit rate from new stores opened in 2011 was approximately 16.74% for the six months ended June 30, 2011. Gross profit rate from new exclusive franchise stores opened in 2011 was approximately 19.05% for the six months ended June 30, 2011. Gross profit rate from new non-exclusive stores opened in 2011 was approximately 16.80% for the six months ended June 30, 2011. Gross profit rate from new company-owned stores opened in 2011 was approximately 16.80% for the six months ended June 30, 2011.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 were $1,898,880, an increase of $1,060,602, or 126.5%, from $838,278 for the six months ended June 30, 2010.

Selling expenses for the six months ended June 30, 2011 were $1,189,613, an increase of $396,007, or 49.9%, from $793,606 for the six months ended June 30, 2010. The crease was due to increased shipping and handling expenses in line with increased sales.

General and administrative expenses for the six months ended June 30, 2011 were $709,267, an increase of $664,595, or 1,487.7%, from $44,672 for the six months ended June 30, 2010. The increase was mainly due to increased traveling expenses and other increased costs of being a public company starting in July 2010, such as audit and attorney fees. We incurred approximately $317,630 in professional expenses, including legal, accounting and audit expenses, for the six months ended June 30, 2011.

Net Operating Income

Our net operating income for the six months ended June 30, 2011 was $7,696,998, a decrease of $1,651,621, or 17.7%, from $9,348,419 for the same period in 2010. The decrease was mainly due to increased operating expenses.

Net Income

Our net income for the six months ended June 30, 2011 was $7,571,974, a decrease of $1,774,318, or 19.0%, from $9,346,292 for the same period in 2010. The decrease was mainly due to increased operating expenses.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2010 or during the six months ended June 30, 2011 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $74,310. We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

We have a commitment to pay approximately $3.6 million to Pingqiao Industrial Park for land use rights by the end of December 31, 2011.

The following table sets forth a summary of our cash flows for the periods indicated:

	June 30, 2011	June 30, 2010
Net cash (used in) operating activities	$(289,188)	$(27,974)
Net cash provided by (used in) investing activities	(934,885)	132,176
Net cash provided by financing activities	64,455	-
Effect of rate changes on cash	7,827	(13,410)
Increase (decrease) in cash and cash equivalents	(1,151,791)	90,793
Cash and cash equivalents, beginning of period	1,226,101	64,736
Cash and cash equivalents, end of period	$74,310	$155,529

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

Operating Activities

Net cash used in operating activities was $289,188 for the six months ended June 30, 2011, compared to net cash used in operating activities of $27,974 for the six months ended June 30, 2010, an increase of $261,215 or 933.8%. The increase of net cash used in operating activities was primarily due to increased inventories purchases, offset by increased accounts receivable.

Investing Activities

Net cash used in investing activities was $943,885 for the six months ended June 30, 2011, compared to net cash provided by investing activities $132,176 for the six months ended June 30, 2010, a decrease of $1,067,061, or 807.3%. The decrease of cash provided by investing activities was mainly because $643,361 was used in construction in progress and $342,482 was invested in property and equipment acquisition during the six months ended June 30, 2010.

Financing Activities

Net cash used for financing activities was $64,455 for the six months ended June 30, 2011, compared to $0 for the six months ended June 30, 2010. The increase was because repayment of related party receivable during the six months ended June 30, 2011.

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

Revenue Recognition

We recognize revenue, net of estimated returns, at the time the customer takes possession of the merchandise or receives services. We estimate the liability for sales returns based on our historical return levels. We record an allowance for doubtful accounts receivable for amounts due from third parties that we do not expect to collect. We estimate the allowance based on historical write offs and charge backs as well as aging trends. Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount and timing of future sales returns and uncollectible accounts. Additionally, a portion of the revenue related to franchise fees is recorded as unearned revenue due to non-fulfillment of all the required recognition criteria, which also requires management judgment.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

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

As of June 30, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

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

CHINA ELECTRONICS HOLDINGS, INC.

Date: August 24, 2011	By:	/s/ Hailong Liu
	Name:	Hailong Liu
	Title:	Chairman, Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer.*

* filed herewith