Form 10-Q
period 2011-09-30
China Electronics Holdings, Inc.
filed 2011-11-18
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-152535

CHINA ELECTRONICS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	98-0550385 (I.R.S. Employer Identification No.)

Building 3, Binhe District, Longhe East Road, Lu’an City, Anhui Province, PRC (Address of Principal Executive Offices)	237000 (ZIP Code)

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
     Yes ☐                      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,775,113 as of November 15, 2011.

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

PART I.
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$481,815	$1,226,101
Restricted Cash	-	75,850
Trade accounts receivable, net of allowance for doubtful accounts of $2,185,797 and $2,065,683, respectively	18,204,463	8,365,389
Other receivable	-	4,126,240
Due from Related Parties	-	63,866
Advances	4,374,050	993,941
Inventories, net	9,366,442	1,396,585
Total current assets	32,426,771	16,247,972

Noncurrent assets
Property and equipment, net	420,874	42,709
Construction in progress	678,773	-
Advances for land	20,338,716	21,459,193
Intangible assets	1,067,283	-
Total noncurrent assets	22,505,646	21,501,902

Total assets	$54,932,416	$37,749,874

Liabilities and Stockholders' Equity
Current liabilities :
Accounts payable and accrued expenses	$397,648	$283,385
Unearned revenue	1,395,703	1,926,811
Total current liabilities	1,793,351	2,210,196

Total liabilities	1,793,351	2,210,196

Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares and 16,775,113 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,678	1,678
Additional paid in capital	15,341,710	15,341,710
Retained earnings	30,689,164	15,996,480
Statutary reserve	3,966,090	2,434,146
Accumulated other comprehensive income	3,140,424	1,765,664
Total stockholders' equity	53,139,065	35,539,678

Total liabilities and stockholders' equity	$54,932,416	$37,749,874

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENTS AND COMPREHENSIVE INCOME STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenue	28,672,866	33,579,597	87,613,954	89,364,902

Cost of goods sold	24,263,558	27,414,701	73,608,767	73,013,309

Gross profit	4,409,308	6,164,897	14,005,187	16,351,593
				.
Operating expenses:
Selling expense	619,212	768,344	1,808,825	1,561,949
General and administrative expenses	525,204	1,424,764	1,121,587	1,469,436
Total Operating Expenses	1,144,416	2,193,108	2,930,412	3,031,385

Net operating income	3,264,892	3,971,788	11,074,775	13,320,208

Other income (expense):
Financial expense	(24)	(4,244)	(11,784)	(5,419)
Other income	5,162,350	1,824,223	5,162,350	1,824,223
Other expense	-	(41,956)	-	(41,956)
Total other income (expense)	5,162,326	1,778,023	5,150,566	1,776,848

Net income before income taxes	8,427,218	5,749,811	16,225,341	15,097,056

Income taxes	334	1,485	714	2,436

Net income	8,426,885	5,748,327	16,224,628	15,094,620

Foreign currency translation adjustment	594,404	573,511	1,374,760	675,543

Comprehensive income	$9,021,288	$6,321,838	$17,599,387	$15,770,162

Earnings per share - basic	$0.50	$0.35	$0.97	$1.74

Earnings per share - diluted	$0.48	$0.33	$0.92	$1.50

Basic weighted average shares outstanding	16,783,113	16,273,027	16,783,113	8,672,998

Diluted weighted average shares outstanding	17,634,910	17,686,830	17,634,910	10,086,801

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	September 30,
	2011	2010

Net income	$16,224,628	$15,094,620
Adjustments to reconcile net income to net cash (used in) provided by operations:
Amortization	75,124	-
Bad debt expenses	-	419,899
Depreciation	7,487	9,005
Changes in operating liabilities and assets:
Trade accounts receivable	(14,598,866)	(1,259,589)
Advances	(3,297,306)	(5,856,446)
Inventories	(7,804,124)	(7,004,046)
Other receivables	9,589,729	7,942,726
Trade accounts payable	3,697	1,311,771
Other payables	(451,115)	(4,515,834)
Customer deposit	(306,205)	(1,336,727)
Accrued expenses	16,627	2,700,141
Net cash (used in) provided by operating activities	(540,326)	7,505,520

Cash flows from investing activities:
Property, plant, and equipment additions	(378,522)	(5,416)
Deposit	-	(5,884,000)
Construction in Progress	(668,363)	-
Restricted cash	77,050	-
Reduction of intangible assets	6,754,334	-
Acquisation of intangible assets	(6,108,494)	-
cash received in reverse acquisition	-	136,643
Net cash used in investing activities	(323,995)	(5,752,773)

Cash flows from financing activities
Restricted cash	-	(50,014)
Share issued for cash	-	4,154,069
Related party receivable	64,876	(35,304)
Related party payable	-	-
Net cash provided by financing activities	64,876	4,068,751

Effect of rate changes on cash	55,159	90,039

Increase/(decrease) in cash and cash equivalents	(744,286)	5,911,537
Cash and cash equivalents, beginning of period	1,226,101	64,736
Cash and cash equivalents, end of period	$481,815	$5,976,273

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$4,431
Income taxes paid in cash	$714	$2,436
Non-cash investing activities:
Reclassification of dividend payable from liability to additional paid in capital	$-	$10,915,576

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

								Accumulated	Total
	Preferred		Common		Additional	Retained		Other	Stockholders'
	Stock		Stock		Paid	Earnings	Statutory	Comprehensive	Equity
	Number	Amount	Number	Amount	In Capital	Unrestricted	Reserve	Income	(deficit)

Balance: December 31, 2009	-	-	13,785,902	1,379	135,721	4,216,433	978,777	689,084	6,021,393

Recapitalization due to reverse merger in February 2010	343,750	34	-	0	136,609	0	0	0	136,643

Reclass dividend payable to shareholders	-	-	-	-	10,915,576	0	-	-	10,915,576

Recapitalization due to reverse merger in July 2010	-343,750	-34	999,991	100	-66	-	-	-	-

Share issuance for cash	-	-	1,989,220	199	4,153,870	0	0	0	4,154,069

Net income	-	-	-	-	-	13,235,416	-	-	13,235,416

Allocation to statutory reserve	-	-	-	-	-	(1,323,542)	1,323,542	-	-

Foreign currency translation adjustment	-	-	-	-	0	0	0	1,076,580	1,076,580

Balance: December 31, 2010	0	$0	16,775,113	1,678	15,341,710	16,128,307	2,302,318	1,765,664	35,539,678

Net income	-	-	-	-	-	16,224,628		-	16,224,628

Allocation to statutory reserve	-	-	-	-	-	-1,663,771	1,663,771	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	1,374,760	1,374,760

Balance: September 30, 2011	0	$0	16,775,113	$1,678	$15,341,710	$30,689,164	$3,966,090	$3,140,424	$53,139,065

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

We entered into a Share Exchange Agreement, dated as of July 9, 2010 (the “Share Exchange Agreement”) with CEH Delaware and certain stockholders and warrant holders of CEH Delaware (the “CEH Delaware Stockholders”). Pursuant to the Share Exchange Agreement, on July 15, 2010, ten CEH Delaware Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902 newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock. The shares of our common stock acquired by the CEH Delaware Stockholders in such transactions constitute approximately 86% of our issued and outstanding Common Stock giving effect to the share and warrant exchange and the sale of our Common Stock pursuant to the Subscription Agreement discussed below, but not including any outstanding purchase warrants to purchase shares of our common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, CEH Delaware purchased from the former principal stockholder of Buyonate an aggregate of 4 million shares of our common stock and then agreed to the cancellation of such shares.

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

The exchange of shares between the Company and CEH Delaware has been accounted for as a reverse acquisition since the stockholders of CEH Delaware obtained control of the Company.

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

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The exchange of shares between Guoying and CEH Delaware has been accounted for as a reverse acquisition since the stockholders of Guoying obtained control of CEH Delaware. The CEO and the original shareholders entered into voting trust agreements on February 10, 2010, whereby the CEO has given all her voting rights to the original owners of Guoying. Accordingly, the acquisition of the two companies has been recorded as a recapitalization of the Company, with Guoying being treated as the continuing entity. The historical financial statements presented are those of Guoying.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2010 Form 10-K filed on April 18, 2011 with the U.S. Securities and Exchange Commission.

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

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have financial statement presentation changes only.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

3.	Basic and Diluted Earnings Per Share

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

The following is a reconciliation of the basic and diluted earnings per share:

	Nine-Months Ended September 30,
	2011	2010
Net income for earnings per share	$16,224,628	$15,094,620

Weighted average shares used in basic computation	16,783,113	8,672,998

Diluted effect of preferred stock	-	-

Diluted effect of warrants	851,797	1,413,803

Weighted average shares used in diluted computation	17,634,910	10,086,801

Earnings per share, basic	$0.97	$1.74

Earnings per share, diluted	$0.92	$1.50

4.	Property and Equipment

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Property and equipment consisted of the following:

	September 30, 2011	December 31, 2010
Vehicle	$57,136	$38,426
Furniture and office equipment	383,096	15,677
Biological assets	-	-
Total property and equipment	440,232	54,103
Accumulated depreciation	(19,358)	(11,394)
Net property and equipment	$420,874	$42,709

Depreciation expense included in selling, general and administrative expenses for the three months ended September 30, 2011 and 2010 was $2,998 and $1,879, respectively. Depreciation expense included in selling, general and administrative expenses for the nine months ended September 30, 2011 and 2010 was $7,487 and $9,005, respectively.

5.	Loans Receivable

Loans receivable consisted of the following:

	September 30, 2011	December 31, 2010
Shanghai Pengbai Electronic Co., Ltd.	$-	$2,154,140
Anhui JuNeng Investment Security Co,.Ltd.	-	1,972,100
	-	4,126,240
Less amounts due within one year	-	1,972,100
	$-	$2,154,140

As of December 31, 2010, loans receivable included two loans to two different parties. The loan receivable from Shanghai Pengbai Electronic Co., Ltd. (“Pengpai”) is secured by assets of Pengbai, interest free, with original payments due in four equal installments of approximately $2.9 million from October 2013 to October 2017. The loan receivable from Anhui JuNeng Investment Security Co,.Ltd. (“Anhui”) is secured by assets of Anhui, bearing interest at 8.5% and is due on December 31, 2011.

An allowance for loans receivable is recorded when circumstances indicate that collection of all or a portion of a specific balance is unrecoverable. The Company provides for allowances on other accounts receivable on a specific identification basis. Certain other loans receivable amounts are charged off against the allowance after a sufficient period of collection efforts. Subsequent cash recoveries are recognized as other income in the period when they occur. The Company determined that no allowance was necessary as of September 30, 2011 and December 31, 2010.

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Pengbai is an original equipment manufacturer (“OEM”) who manufactures electronic products under our brand. We advanced money to Pengbai without interest in order to facilitate an ongoing relationship so that our private label business will continue to run smoothly and without interruption.

6.	Due From Related Parties

Due from related parties amounted $0 and $63,866 as of September 30, 2011 and December 31, 2010, respectively. Related party receivables are mainly travel expenses to CEO, interest free, unsecured, due on demand.

7.	Advances to Suppliers

Advances to suppliers amounted to $4,374,050 and $993,941 as of September 30, 2011 and December 31, 2010, respectively.

8.	Advances for Land

Advances for land amounted to $20,338,716 and $21,459,193 as of September 30, 2011 and December 31, 2010, respectively. An advance of $15,650,000 was paid to Pingqiao Industrial Park in Luan city, Anhui Province, China for acquiring land use rights. The Company intends to construct a factory, research and development center and a commercial center on this land. An advance of $6,068,000 was paid to an unrelated party for acquiring land use rights as of December 31, 2010. Then $1,373,000 of this $6,068,000 was returned to the Company during the nine months ended September 30, 2011. As of September 30, 2011, $4,695,000 was the balance for this advance for land. The Company intends to build a warehouse and distribution center on this land. Lastly, an advance for $221,193 was paid to an unrelated party for acquiring land use rights to be used for general commercial purposes in the future as of December 31, 2010, This $221,193 was returned to the Company during the nine months ended September 30, 2011 due to cancelation of this agreement.

9.	Intangible Assets

Intangible assets consisted of the following:

	September 30, 2011	December 31, 2010
Land use rights	$1,143,577	$-
Less accumulated amortization	(76,294)	-
Land use rights, net	$1,067,283	$-

In January 2011, the Company acquired a land use right with a two-year term and a cost of approximately $203,500. The Company paid an additional amount of approximately $940,077 during the nine months ended September 31, 2011 also related to this land use right.

The Chinese government owns all land in the PRC. However, the government grants "land use rights" for terms ranging from 20 to 50 years. The Company is amortizing the cost of land use rights over the usage terms. Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2011, the Company determined that there had been no impairment.

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Amortization expenses amounted $50,245 and $0 for the three months ended September 30, 2011 and 2010, respectively. Amortization expenses amounted $75,124 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2011	December 31, 2010
Accounts payable	$4,389	$615
Accrued payroll	83,505	64,576
Accrued litigation	143,000	143,000
Other payable	166,754	75,194
	$397,648	$283,385

11.	Stockholders’ Equity

There were no stock issuances during the nine months ended September 30, 2011.

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

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On July 9, 2010, in connection with share issuance, the Company issued 50,000 series G warrants with an exercise price of $2.64 and a 3-year term to a professional firm. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

Warrants consisted of the following:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life	Intrinsic value
Outstanding, December 31, 2009	-	-	$-	-	$-
Granted	2,903,526	2,903,526	2.30	3.85	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, December 31, 2010	2,903,526	2,903,526	$2.30	3.41	-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, September 30, 2011	2,903,526	2,903,526	$2.30	2.66	$-

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2011	December 31, 2010
Series A, B, C, D, G
Annual dividend yield	-	-
Expected life (years)	3.00	3.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

	September 30, 2011	December 31, 2010
Series E, F
Annual dividend yield	-	-
Expected life (years)	5.00	5.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

12.	Statutory Reserve Fund

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

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC’s accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended September 30, 2011 and 2010, the Company transferred $899,564 and $654,537, respectively, to this reserve. For the nine months ended September 30, 2011 and 2010, the Company transferred $1,663,771 and $1,589,145, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund. For the three months ended September 30, 2011 and 2010, the Company transferred $0 and $0, respectively, to this reserve. For the nine months ended September 30, 2011 and 2010, the Company transferred $0 and $0, respectively, to this reserve.

13.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan.  The total expense for the above plan was $10,600 and $554 for the three months ended September 30, 2011 and 2010, respectively. The total expense for the above plan was $25,106and $8,372 for the nine months ended September 30, 2011 and 2010, respectively.

14.	Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other income (expense):
Financial expense	$(24)	$(4,244)	$(11,784)	$(5,419)
Other income	5,162,350	1,824,223	5,162,350	1,824,223
Other expense	-	(41,956)	-	(41,956)
Total other income (expense)	$5,162,326	$1,778,023	$5,150,566	$1,776,848

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Company received approximately $5,162,350 from Pengbai during the quarter ended September 30, 2011. The amount was written off in prior year. This recovery has been booked as other income for the three and nine months ended September 30, 2011.

Other income for the three and nine months ended September 30, 2011 amounted to $1,824,223. It mainly includes bonus payable to employees that were forgiven by the employees.

15.	Income Tax

Our effective tax rates were approximately 0% and 0% for the nine months ended September 30, 2011 and 2010, respectively. Currently the local government and central government tax benefit will expire on December 31, 2012 and December 31, 2013 respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

16.	Concentration of Credit Risks and Uncertainties and Commitments and Contingencies

Credit Risk

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

For the nine months ended September 30, 2011and 2010, there is no major customer that individually comprised more than 10% of the Company’s total sales.

There is one major vendor accounting for over 10% of the Company’s total purchases for the nine months ended September 30, 2011, with Shangdong Huangming Solar Power Sales Co. accounting for 47%. The accounts payable balance as of September 30, 2011 for this one vendor was $0. There are four major vendors each accounting for over 10% of the Company’s total purchases for the nine months ended September 30, 2010, with Shangdong Huangming Solar Power Sales Co. accounting for 43%, Jiangsu Huayang Solar Power Sales Co. accounting for 17%, Yangzhou Huiyin Ltd. accounting for 12%, and Shangling Refrigerator accounting for 10%. The accounts payable balance as of September 30, 2010 for these four vendors was $0.

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company is in litigation with its prior attorney, who has sued the company for approximately $143,000 of unpaid legal fees. This amount has been accrued as of September 30, 2011 and is included in accrued expenses.

In connection with our private placement in July and August 2010, we entered into a Subscription Agreement with the investors which sets forth the rights of the investors to have the registrable shares registered with the SEC for public resale.  Pursuant to the registration rights provisions, we agreed to file the registration statement pursuant to the Subscription Agreement to be declared effective by the Securities and Exchange Commission (the “Commission”) by the date (the “Required Effectiveness Date”)  which is not later than the earlier of (x) one hundred eighty (180) calendar days after the final closing date of the Offerings dated July 9, 2010, or (y) ten (10) business days after oral or written notice to the Company or its counsel from the Commission that it may be declared effective.  The registration statement has not been declared effective before the Required Effectiveness Date (the “Required Effectiveness Failure”). As liquidated damages (“Liquidated Damages”), the Company shall deliver to the Subscribers, as on a pro-rata basis (determined by dividing each Subscriber’s Issue Price by the aggregate Issue Price delivered to the Company by the Subscribers hereunder)an amount equal to one-half percent (0.5%) of the aggregate Issue Price of the Purchased Securities owned of record by such Subscribers on the first business day after the Non-Registration Event and for each subsequent thirty (30) day period (pro rata for any period less than thirty days) which are subject to non-registration event. The maximum aggregate Liquidated Damages payable to the Subscriber under this Agreement shall be five percent (5%) of the aggregate Issue Price paid by the Subscribers. The registration statement was not declared effective by Required Effectiveness Date, as such an Effectiveness Failure occurred and the Company made an estimate of the probable amount it would pay in damages and accrued $262,500.  The Company will continue to assess the likelihood of payments under this arrangement.

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $12,158 and $15,948 for the three months ended September 30, 2011 and 2010 respctively. The Company incurred rent expenses of $41,221 and $38,601 for the nine months ended September 30, 2011 and 2010 respectively.

The lease expenses for the next five years are estimated to be as follows:

2011	$25,599
2012	19,440
2013	12,205
2014	12,205
2015	12,205
Thereafter	11,188
Total	$92,842

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the nine months ended September 30, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Overview

China Electronics Holdings, Inc. was originally incorporated in Nevada on July 9, 2007 under the name Buyonate, Inc. The Company was formed to develop and offer software products for the creation of interactive digital software for children. However, upon a change of control of the Company on March 29, 2010, the Company immediately discontinued such business and began to search for target companies as candidates for business combinations.

We entered into the Share Exchange Agreement, dated as of July 9, 2010 with CEH Delaware and certain stockholders and warrant holders of CEH Delaware (the “CEH Stockholders”).  Pursuant to the Share Exchange Agreement, on July 15, 2010, ten CEH Stockholders transferred 100% of the outstanding shares of common stock and preferred stock of CEH Delaware and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902 newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,572 shares of our Common Stock. The shares of our Common Stock acquired by the CEH Stockholders in such transactions constitute approximately 86% of our issued and outstanding Common Stock, giving effect to the share and warrant exchange and the sale of our Common Stock pursuant to the Subscription Agreement discussed below, but not including any outstanding purchase warrants to purchase shares of our common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, CEH Delaware purchased from our former principal stockholder an aggregate of 4 million shares of our Common Stock and agreed to the cancellation of such shares.

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

Results of Operations

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Revenues

Our net revenue for the three months ended September 30, 2011 was $28,672,866, a decrease of 14.6%, or $4,906,731, from $33,579,597 for the three months ended September 30, 2010.

The reason for the decrease of revenue mainly includes $7 million decreased sales from television offset by the increased $3 million increased sales from air conditioner. . The increase of the air conditioner is due to the reason that there are more new constructions for residential buildings in urban area of Lu’An city and more immigrant populations moving into Lu’An City during the third quarter ended September 30, 2011 compared to the same period last year. Therefore there is increasing demand of air conditioners for this quarter and we have added a new brand Haier Tongshuai Air Conditioner to meet our customers need. The decrease of the sales from television is due to the reason that the Company had promotions for television sales to meet customers’ increasing demand during Chinese new year and Duan Wu festival within the first two quarters of the year. The third quarter is slow season for television sales and the Company has shifting its business development focus to LED manufacturing and promotions for air conditioners. Therefore the sales of televisions for the third quarter decreased.  We plan to shift our business focus to LED manufacturing and solar power products in the future, and we plan to gradually terminate our franchise contracts with our non-exclusive franchise stores that are located in remote rural areas that have ordered few products from us and have been generating limited revenue in the past years.

There were 561 exclusive franchise stores as of September 30, 2011, an increase of 133 exclusive franchise stores, or 31.1%, more exclusive franchise stores as of September 30, 2011, compared to 428 exclusive franchise stores as of September 30, 2010. We had 328 exclusive franchise stores that were opened in 2009 and are in business operation throughout 2010 and 2011 (the “ Same Exclusive Franchise Stores ”). We had 428 exclusive franchise stores as of September 30, 2010 and opened 58 new exclusive franchise stores in the fourth quarter of 2010, 73 new stores in the first quarter of 2011, 2 new stores in the second quarter of 2011, 0 new store in the third quarter of 2011, a total of 133 new exclusive franchise stores opened since September 30, 2010 (the “ New Exclusive Franchise Stores ”).

We have signed franchise contracts with 600 non-exclusive franchise stores by the end of 2009. Among the 600 non-exclusive franchise stores contracted in 2009, there are 104 stores that have been in business and generated sales revenue to us by the end of first quarter of 2009, 176 stores that have been in business and generated sales revenue to us by the end of fourth quarter of 2009, 553 stores that have been in business and generated sales revenue to us as of September 30, 2010. As of the fourth quarter of 2010, we have 162 new non-exclusive franchise stores that are in business and generated sales revenue to us, including 48 stores that we contracted in 2009 and 114 new stores that we entered into franchise contracts with during the fourth quarter of 2010. We also opened 1 new store in the nine months ended September 30, 2011, total 163 new non-exclusive franchise stores opened since September 30, 2010 until today. We had 716 and 715 non-exclusive franchise stores as of September 30, 2011 and as of December 31, 2010, respectively. There were 716 non-exclusive franchise stores, an increase of 163, or 29.5%, more stores as of September 30, 2011 compared to 553 non-exclusive franchise stores as of September 30, 2010

We opened our first self-owned store (the “ Longhe Store ”) located on Longhe Road in 2006, our second self-owned stores located on Guangcai Road (the “ Guangcai Store ”) and third self-owned store on Haomen Road (the “ Haomen Store ”) in 2010, and our new Guoying branded LED products flagship store and headquarter (the “ Guoying LED Store ”) in May 2011 and we are currently relocating our products sold in Longhe Store to the new Guoying LED Store.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2011 was $24,263,558, a decrease of $3,151,143, or 11.5%, compared to $27,414,701 for the three months ended September 30, 2010. The decrease was due to the decrease in sales.

Gross Profit

Gross profit for the three months ended September 30, 2011 was $4,409,308, a decrease of $1,755,588, or approximately 28.5%, compared to $6,164,896 for the three months ended September 30, 2010. The decreased gross profit is due to decreased sales.

Gross Profit Rate

Gross profit rate for the three months ended September 30, 2011 was 15.38%, a decrease of approximately 16.24%, compared to 18.36% for the three months ended September 30, 2010. The consistency is because the Company is pricing its products to maintain a consistent margin during the quarter ended September 31, 2011.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 were $1,144,416, a decrease of $1,048,692, or 47.8%, from $2,193,108 for the three months ended September 30, 2010.

Selling expenses for the three months ended September 30, 2011 were $619,212, a decrease of $149,132, or 19.4%, from $768,344 for the three months ended September 30, 2010. The decrease was due to decreased sales. The shipping and handling expenses were increased due to the reason that the increased gas and oil price, and due to market competition, now the Company needs to bear more transportation expenses to free deliver products to some of our exclusive and non-exclusive franchise stores that used to self pick up products from us in the past. The decreased shipping and handling expenses are caused by decreased sales for the three months ended September 30, 2011, compared to the same period last year.

General and administrative expenses for the three months ended September 30, 2011 were $525,204, a decrease of $899,560, or 63.1%, from $1,424,764 for the three months ended September 30, 2010. The decrease was mainly because the Company incurred more professional expenses during the quarter ended September 30, 2010 as a result of initially becoming a public company starting in July 2010, such as audit and attorney fees.

Net Operating Income

Our net operating income for the three months ended September 30, 2011 was $3,264,892, a decrease of $706,896, or 17.8%, from $3,971,788 for the same period in 2010. The decrease was mainly due to the decrease in sale is more than the decrease in operating expenses .

Net Income

Our net income for the three months ended September 30, 2011 was $8,426,885, an increase of $2,678,558, or 46.6%, from $5,748,326 for the same period in 2010. The increase was mainly due to decreased operating expenses during the three months ended September 30, 2011 compared to the same period last year. It is also due to decreased sales offset by increased other income. During the quarter ended September 30, 2011, the Company has collected approximately $5 million receivable that was written off before.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Revenues

Our net revenue for the nine months ended September 30, 2011 was $87,613,954, a decrease of 2.0%, or $1,750,948, from $89,364,902 for the nine months ended September 30, 2010. The sales of our solar power products decreased but the sales of our television during the nine months increased. The decrease of the solar power products is because of less demand from the market during the nine months ended September 30, 2011 compared to the same period last year. Solar power products are most used by bungalows in rural area of Lu’An City. As the development and expansion from urban to rural areas in Lu’An city, there are increasing high rise commercial constructions built with decreasing bungalows in rural area and therefore the demand for solar power products are decreasing and result in less market demand of solar power products in this quarter compared to the same period last year. The increase of the television sales during the nine months ended is due to high market demand by customers during Chinese new year and Duan Wu festival within the first two quarters of the year and the Company had conducted promotions of television sales to meet customers’ increasing demand during holiday season of first two quarters of 2011.

There were 561 exclusive franchise stores, an increase of 133, or 31.1%, New Exclusive Franchise Stores as of September 30, 2011, compared to 428 exclusive franchise stores as of September 30, 2010. There were 716 and 715 non-exclusive stores as of September 30, 2011 and as of December 31, 2010, respectively. There were 716 non-exclusive stores, an increase of 163, or 29.5%, of New Non-Exclusive Franchise Stores that are in business and generate revenue to us as of September 30, 2011 compared to 553 non-exclusive stores as of September 30, 2010.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2011 was $73,608,767, an increase of $595,458, or 0.8%, compared to $73,013,309 for the nine months ended September 30, 2010. The increase was due to change of the products mix sold. During the nine months ended September 30, 2011, more higher cost products were sold. .

Gross Profit

Gross profit for the nine months ended September 30, 2011 was $14,005,187, a decrease of $2,346,406, or approximately 14.4%, compared to $16,351,593 for the nine months ended September 30, 2010. The decreased is mainly caused by the increased cost of goods sold.

Gross Profit Rate

Gross profit rate for the nine months ended September 30, 2011 was 15.99%, a decrease of approximately 12.62%, compared to 18.30% for the nine months ended September 30, 2010. The decrease was mainly due to the change of the products that we sell and our selling strategy. Compared to nine months ended September 30, 2010, in nine months ended September 30, 2011, we carried new product lines and new brands. The new brands we carry are brands that carry a lower profit margin for us compared to our historic brands. However, such brands are very popular in the PRC and we began carrying them in order to sell more items and increase our customer base.  In order to market the new product lines and increase our sales to new stores, we have taken a more aggressive pricing strategy which results in lower margins.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 were $2,930,412, a decrease of $100,973, or 3.3%, from $3,031,385 for the nine months ended September 30, 2010.

Selling expenses for the nine months ended September 30, 2011 were $1,808,825, an increase of $246,876, or 15.8%, from $1,561,949 for the nine months ended September 30, 2010. The increase was due to increased shipping and handling expenses due to the reason that the gas and oil price has been increasing, and due to market competition, now the Company needs to bear more transportation expenses to free deliver products to some of our exclusive and non-exclusive franchise stores that used to self pick up products from us in the past.

General and administrative expenses for the nine months ended September 30, 2011 were $1,121,587, a decrease of $347,849, or 23.7%, from $1,469,436 for the nine months ended September 30, 2010. The decrease was mainly because the Company incurred more professional costs, such as audit and attorney fees, of becoming a public company initially starting in July 2010. We incurred approximately $317,630 and $796,827 in professional expenses, including legal, accounting and audit expenses, for the nine months ended September 30, 2011 and 2010, respectively.

Net Operating Income

Our net operating income for the nine months ended September 30, 2011 was $11,074,775, a decrease of $2,245,433, or 16.9%, from $13,320,208 for the same period in 2010. The decrease was mainly due to decreased sales.

Net Income

Our net income for the nine months ended September 30, 2011 was $16,224,628, an increase of $1,130,008, or 7.5%, from $15,094,620 for the same period in 2010. The increase was mainly due to decreased sales offset by increased other income during the nine months ended September 30, 2011. During the quarter ended September 30, 2011, the Company has collected approximately $5 million receivable that was written off before.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2010 or during the nine months ended September 30, 2011 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $481,815. We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

We have a commitment to pay approximately $3.6 million to Pingqiao Industrial Park for land use rights by the end of December 31, 2011.

The following table sets forth a summary of our cash flows for the periods indicated:

	September 30, 2011	September 30, 2010
Net cash provided by (used in) operating activities	$(3,360,770)	$7,505,520
Net cash provided by (used in) investing activities	(323,995)	(5,752,773)
Net cash provided by financing activities	2,885,320	4,068,751
Effect of rate changes on cash	55,159	90,039
Increase (decrease) in cash and cash equivalents	(744,286)	5,911,537
Cash and cash equivalents, beginning of period	1,226,101	64,736
Cash and cash equivalents, end of period	$481,815	$5,976,273

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

Operating Activities

Net cash used in operating activities was $540,326 for the nine months ended September 30, 2011, compared to net cash provided by operating activities of $7,505,520 for the nine months ended September 30, 2010, a decrease of $8,045,846 or 107.2%. The decrease of net cash provided by operating activities was primarily due to increased accounts receivable during the nine months ended September 30, 2011 compared to the same period last year.

Investing Activities

Net cash used in investing activities was $323,995 for the nine months ended September 30, 2011, compared to net cash used in investing activities $5,752,773 for the nine months ended September 30, 2010, a decrease of $5,428,778, or 94.4%. The decrease of cash used in investing activities was mainly due to $5.8 million was invested in advance for land use right acquisition during the nine months ended September 30, 2010.

Financing Activities

Net cash provide by financing activities was $64,876 for the nine months ended September 30, 2011, compared to net cash provide by financing activities $4,068,751 for the nine months ended September 30, 2010, a decrease of $4,003,875, or 98.4%. The decrease was because of the cash received by share issuances during the nine months ended September 30, 2010.

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

Recent Accounting Pronouncement:

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012. We do not anticipate material impacts on our financial statements upon adoption.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have financial statement presentation changes only. We do not anticipate material impacts on our financial statements upon adoption.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

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

As of September 30, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

Date:  November 17, 2011

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer.*

* filed herewith