Form 10-K
period 2011-12-31
China Electronics Holdings, Inc.
filed 2012-04-16
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
☐ Yes    ☒ No

As of April 16, 2012, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and other holding more than 5% of the outstanding shares of the class) was 5,218,825. The trading price as of June 30, 2011 was $0.75 and the marker value of the voting and non-voting common equity held by non-affiliates was $5,218,825 as of June 30, 2011.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 16,775,113 as of April 12, 2012.

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

Potentia investors should not make an investment decision based solely on the our projections, estimates or expectations.

PART I

ITEM 1.  BUSINESS

Background and Key Events

Our Predecessor Company

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

China Electronic Holdings, Inc. (“CEH Delaware”) was organized on November 15, 2007, as a Delaware corporation. Prior to February 10, 2010, CEHD Delaware was a development stage company attempting to manufacture and sell carbon and graphite electrodes and planning to manufacture and sell electronic products in the People’s Republic of China through its own stores and franchise stores.

Lu’an Guoying Electronic Sales Co., Ltd., a PRC corporation, (“Guoying”) was established on January 4, 2002 with share capital of RMB 1,000,000 (approximately $137,100). Guoying sells electronic products in the PRC through its company-owned stores, exclusive franchise stores and non-exclusive stores.

Share Transfer Agreement

Pursuant to the Share Transfer Agreement entered into on December 26, 2008 (the “2008 Share Transfer”) between the shareholders of Guoying (the “Guoying Shareholders”) and CEH Delaware, CEH Delaware acquired 40% of the outstanding equity securities of Guoying (the “Guoying Shares”) from all of the Guoying Shareholders in consideration for $60,000, equivalent to RMB 400,000. Pursuant to the Share Transfer Agreement entered into on February 2010 (the “2010 Share Transfer”) between Guoying Shareholders and CEH Delaware, CEH Delaware acquired remaining 60% of the outstanding equity securities of Guoying Shares from all of the Guoying Shareholders in consideration for RMB 600,000 and Guoying Shareholders transferred and contributed all of their Guoying Shares to CEH Delaware. Guoying Shareholders contributed the Purchase Price to Guoying for working capital and general corporate purpose and as a result of the 2008 and 2010 Share Transfers, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware.

Share Exchange Agreement

On July 9, 2010 we consummated the Share Exchange Agreement with certain Selling Stockholders. Pursuant to the Share Exchange Agreement, 10 former stockholders of our subsidiary, CEH Delaware, transferred to us 100% of the outstanding shares of common stock and preferred stock of CEH Delaware and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902 newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock.  CEH Delaware’s outstanding Series A warrants were exchanged on a one-for-one basis for Series A warrants of the Company to purchase an aggregate of 314,285 shares of Common Stock, with an exercise price of $2.19 per share.  CEH Delaware’s outstanding Series B warrants were exchanged on a one-for-one basis for Series B warrants of the Company to purchase an aggregate of 314,285 shares of Common Stock, with an exercise price of $2.63 per share.  CEH Delaware’s outstanding $1.00 warrants were exchanged on a one-for-one basis for Series E warrants of the Company to purchase an aggregate of 1,000,000 shares of Common Stock, with an exercise price of $0.25 per share.  In connection with the Share Exchange and pursuant to the Articles of Merger filed with the Nevada Secretary of State, Buyonate, Inc. changed its name to China Electronics Holdings, Inc. The merger and name change were approved by the Financial Industry Regulatory Authority (“FINRA”) and the Common Stock began trading under the symbol “CEHD.OB” on August 23, 2010.

Private Placement and Related Transactions

During the period from July 15, 2010 to August 17, 2010 we consummated a series of Private Placements of our Common Stock and warrants to purchase our Common Stock pursuant to a Subscription Agreement dated as of July 9, 2010 (the “Purchase Agreement”). Pursuant to the Purchase Agreement we sold to 105 investors for an aggregate gross purchase price of $5,251,548 an aggregate of (a) 1,989,211 shares of our Common Stock, (b) three year Series C Warrants to purchase an aggregate of 499,403 shares of our Common Stock for $3.70 per share and (c) three year Series D Warrants to purchase an aggregate of 499,403 shares of our Common Stock for $4.75 per share. Hunter Wise Securities, LLC acted as the lead placement agent and American Capital Partners, LLC acted as co-placement agent of the private placement.

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

BUSINESS OF THE COMPANY

 Overview

Through our subsidiary, Guoying, we are engaged in the wholesale and retail sale of consumer electronics and appliances in the People’s Republic of China (the “PRC”), such as solar heaters, refrigerators, air conditioners, televisions, and similar items. We sell such products in certain rural markets in Anhui province.

We started selling home appliances and electronics in 2002. As of December 31, 2011, approximately 61% of our revenue was due to the sale of solar water heaters (our sole solar power product), approximately 10% of our revenue was due to the sale of refrigerators and approximately 19% of our revenue was due to the sale of televisions.

We distribute merchandises through our company-owned stores, and to the exclusive franchise stores, and non-exclusive franchise stores. Company owned stores are stores directly owned and operated by us under Guoying brand that only sell merchandise that we provide. Exclusive franchise stores are stores that sell merchandise we provide to them as their exclusive wholesaler pursuant to cooperation franchise agreements and such merchandise includes Guoying branded products as well as products from major wholesalers such as Sony, Samsung and LG. Non-exclusive franchise stores are stores that we provide Guoying branded merchandise as a wholesaler or distributor to other stores to which we are a non-exclusive wholesaler of consumer electronics and appliances. As of December 31, 2011, approximately 9.42% of our revenue was from the sales by company-owned stores, approximately 45.3% of our 2011 revenue was from the sales to exclusive franchise stores and approximately 45.26% of our 2011 revenue was from sales to the non-exclusive stores.

Throughout this document, when we use terms “open” or “opened” in referring to an exclusive or non-exclusive franchise store, we mean that we had entered into a franchise agreement with such store and that it was in operation. When we use the term “close”, “closed” or “terminated” in reference to an exclusive or non-exclusive franchise store, we meant that we had terminated our agreement with such stores.

In the periods ended December 31, 2011 and 2010, we generated net revenues of approximately $104 million and approximately $ 144 million, respectively, and net income attributable to us of approximately $21.3 million and approximately $13.2 million, respectively.  In the periods ended December 31, 2011 and 2010, we generated net revenues derived from sales to our exclusive franchise business of approximately $47.2 million and approximately $41.1 million respectively, representing 45.3% and 36% of our total net revenues; net revenues derived from sales to our non-exclusive stores of approximately $47,172,272 million and approximately $48, 576, 322 million, representing 45.3% and 42.5%, respectively, of our total revenues; and net revenues derived from sales by our company-owned stores of approximately $9,821,329 million and approximately $24,488,245 million, representing 9.42% and 21.4%, respectively, of our total revenues.

As of December 31, 2011, we operate 2 company-owned stores, both of which are located in Lu’an City, Anhui Province. During 2011, we closed two of our company-owned stores, Longhe and Guangcai, and opened our new headquarter store located in G-8 Guangcai Big Market in 2011. As of December 31, 2011, we had 346 exclusive franchise stores that operate under the Guoying brand name pursuant to cooperation agreements with us.  We opened 93 new exclusive franchise stores and closed 233 exclusive franchise stores in 2011. As of December 31, 2011, there are 354 non-exclusive stores sold Guoying branded merchandise that we provide as a wholesaler or distributor.  We opened 1 new non-exclusive franchise store and closed 362 non-exclusive franchise stores in 2011.

We purchase consumer electronics and appliances from well-known manufacturers or large distributors and sell them to the company-owned stores, the exclusive franchise stores and the non-exclusive stores.  Guoying is a wholesaler in the Lu’an area for products under the brand names, Sony, LG, Samsung, Shanghai Shangling, Tsinghua Tongfng, Chigo, Huayang, Huangming and Oulin.  Guoying is a general sales agency of Sino-Japan Sanyo electronic products, such as Sanyo televisions, air conditioners, washing machines and micro-wave ovens.  Guoying has teamed up with Huangming and Huayang, the two largest manufacturers of solar thermal products in China, to be their large retail outlet in Lu’an. Some of their energy efficient, “green” products include solar thermal water heaters, solar panels (photovoltaic) and energy saving glass.

In addition to providing wholesale merchandise purchased from manufacturers or distributors, we provide refrigerators that are manufactured by one original equipment manufacturer (“OEM”), Shanghai Pengbai Electronic Co., Ltd. (“Pengbai”), under the Company’s trademark “Guoying”. Guoying refrigerators have “3C” quality national authentication certificates, which are mandatory in PRC for the sale of refrigerators. We entered into an OEM agreement with Pengbai in August 2007, pursuant to which Pengbai agreed to manufacture our private label brand refrigerators and Guoying agreed to provide loan to Pengbai in amount of RMB 80 million (approximately $12.12 million) in four installments of RMB 20 million each from 2006 to 2010. Pengbai agreed to repay the loan by October 2017, with payments in four equal installments of RMB 20 million (approximately $2.9 million) beginning in October 2013. The loan is secured by all the assets of Pengbai and is interest free. Guoying actually loaned Pengbai RMB63 million (approximately $9.8 million) as of December 2009 and the loan in amount of RMB42.6 million (approximately $6.63 million) has been received from Pengbai as of December 2011. We terminated our OEM agreement with Pengbai and stopped manufacturing “Guoying” brand refrigerators in 2011.

We have reserved a company name Lu An Guoying Opto-Electronics Technology Co., Ltd. with the Lu An Administration of Industry and Commerce on September 5, 2011 and valid until September 5, 2012 to engage in LED manufacturing business. We have advanced retainer fee to secure the land use right of a 300 Chinese acres land with Pingqiao Industrial Park where the LED manufacture and facilities will be built on. We filed our proposal to enter into LED manufacturing business with Reform and Development Commission of Yu An District, Lu An City on May 13, 2011 and we obtained planning permit for project and land construction issued by Housing and Urban-Rural Development Bureau of Yu An District, Lu An City on October 28, 2011. We are currently seeking business partners and financing to enter into LED manufacturing and wholesale business. We currently do not have a specific estimate how much we will spend on the LED manufacturing and wholesale business until we identify our business partner and implement a specific financing and budget plan.

Retail Operations

The same company-owned, exclusive and non-exclusive franchise stores are stores that were opened prior to 2009 and have been in continuance operation throughout the years 2009, 2010, and 2011 respectively (hereinafter referred to as the “Same Company-Owned Store”, the “Same Exclusive Franchise Store” and the “Same Non-Exclusive Franchise Store”). The new stores are stores that were opened in 2010 or 2011 that have been in continuance operation as of today (hereinafter referred to as the “New Company-Owned Store”, the “New Exclusive Franchise Store” and the “New Non-Exclusive Franchise Store”). The closed stores are stores that closed in either 2010 or 2011 (hereinafter referred to as the “Closed Company-Owned Store”, the “Closed Exclusive Franchise Store” and the “Closed Non-Exclusive Franchise Store”).

In August, 2011, the Board decided to terminate our exclusive and non-exclusive franchise agreements with a number of cares in order to strengthen and grow the Company’s business in the long term after concluding that the rapid growth of the company’s number of stores and aggressive business expansion had caused deficiencies in the company’s internal control and management.  The following criteria has been used to determine which stores to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing and resulting in lower profit margins; (iii) stores located remotely Lu An City that result in higher transportation and  logistics expenses to us; (iv) stores that sold brand of merchandise that not supplied by us and therefore terminate its franchise agreement with us.

The various types of stores are described below:

Company-owned stores

We now own and operate 2 company-owned stores, which sell Guoying branded products as well as other merchandise that we provide as the exclusive wholesaler. We owned and operated 3 company-owned stores as of December 2010 and closed two of our company-owned stores, Longhe and Guangcai, and opened our new headquarter store in 2011 located in G-08 Guangcai Market, Foziling West Road, Lu’An City, Anhui Province. Our company-owned stores focus on the sale of solar thermal products, refrigerators, air conditioners, televisions and other products. Our administrative offices are located on the second floor of our new headquarter store. We renewed our lease agreement of Haomen Store and entered into a new lease agreement of Guangcai Market Store with Mr. Haibo Liu, a director of our company in 2011 for a three years term of lease renewable subject to both parties’ consent.  Our tabular rollfoward of company-owned stores for every quarter from 2009 to 2011 is presented as follows:

Number of Stores	Total Company-Owned Stores	New Company Owned Stores	Closed Company Owned Stores
End 12/31/2008	1

Quarter-Ended 3/31/2009	1	0	0
Quarter-Ended 6/30/2009	1	0	0
Quarter-Ended 9/30/2009	1	0	0
Quarter-Ended 12/31/2009	1	0	0
Total 12/31/2009	1	0	0

Quarter-Ended 3/31/2010	1	0	0
Quarter-Ended 6/30/2010	1	0	0
Quarter-Ended 9/30/2010	1	0	0
Quarter-Ended 12/31/2010	3	2	0
Total 12/31/2010	3
Quarter-Ended 3/31/2011	3	0	0
Quarter-Ended 6/30/2011	3	1	1
Quarter-Ended 9/30/2011	0	0	0
Quarter-Ended 12/31/2011	2	0	1
Total 12/31/2011	2	0	1

Exclusive Franchise Stores

As of December 31, 2011, there are 346 exclusive franchise stores operated under the Guoying brand name. We opened 93 new exclusive franchise stores and terminated our agreements with 233 exclusive franchise stores in 2011. The exclusive franchise stores are owned and operated by third parties under our brand name pursuant to cooperation agreements with the Company.  Such stores sell both Guoying branded products and other products that we provide as the exclusive wholesaler.  Guoying is the only wholesaler providing products to our exclusive franchise stores. The exclusive franchise stores are located in rural areas around Lu’an City, Anhui Province, and the primary customers of these stores are residents of the local towns and villages. The store owners arrange for or lease the operating space for the exclusive franchise stores. Guoying makes deliveries to each store and upon delivery, the stores pay in cash the wholesale price of the products provided.  After receiving orders from such stores we are generally able to deliver the merchandise within two to three hours to stores located in or near Lu’an City or within three days to stores that are further away.   Due to the PRC “Rural consumer electronics and appliances” plan, which is available to some of our stores, Guoying is able to offer the exclusive franchise stores certain discounts based on the quantity of their purchases.

We have signed cooperation agreements with each exclusive franchise store with a term ranging from 1 year to 3 years, subject to renewals.  The average remaining term under most of the cooperation agreements is 1 year, and most of the agreements were renewed in November 2010.  Pursuant to the cooperation agreements, we provide loans to store owners to facilitate the establishment of the exclusive franchise stores. The loans are interest free, unsecured loans, which are payable in a single installment no later than three years from the date of the loan. Each loan is made in the form of cash and products, in an amount of up to 40% of the cost of establishing the store. The average amount of each loan is approximately RMB 58,286 (approximately $8,967). However, the specific amount of each loan varies depending on factors including location of the store and the economy of the area, the consumption capacity of the store and the size of the store.  The average value of products provided to the store owners in connection with the loans ranges from RMB 201,744 to RMB 341,548 (approximately $20,000 to $50,000) and varies based on the factors discussed above and the total amount of the loan.  As of December 31, 2011, the total outstanding amount of such loans was RMB 53,901,436.11
(approximately $8,166,884). In consideration of the loans, the exclusive franchise stores exclusively purchase products from Guoying.

Our tabular rollfoward of exclusive franchise stores for every quarter from 2009 to 2011 is presented as follows:

Number of Stores	Total Exclusive Franchise Stores	New Exclusive Franchise Stores	Closed Exclusive Franchise Stores
End 12/31/2008	225

Quarter-Ended 3/31/2009	178	0	47
Quarter-Ended 6/30/2009	208	30	0
Quarter-Ended 9/30/2009	288	80	0
Quarter-Ended 12/31/2009	425	137	0
Total 12/31/2009	425	247	47

Quarter-Ended 3/31/2010	425	0	0
Quarter-Ended 6/30/2010	425	0	0
Quarter-Ended 9/30/2010	425	0	0
Quarter-Ended 12/31/2010	486	61	0
Total 12/31/2010	486	61	0

Quarter-Ended 3/31/2011	557	71	0
Quarter-Ended 6/20/2011	559	2	0
Quarter-Ended 9/30/2011	552	13	20
Quarter-Ended 12/31/2011	346	7	213
Total 12/31/2011	346	93	233

Non-exclusive stores

As of December 31, 2011, we provided merchandise to 354 non-exclusive stores as a wholesaler. We opened 1 new non-exclusive franchise stores and terminated our agreements with 362 non-exclusive franchise stores in 2011. Such stores are owned and operated by third parties and are located in the rural areas around Lu’an City, Anhui province. These stores are retailers and sell both Guoying branded merchandise and other merchandise manufactured by other companies and sold to the stores by the Company pursuant to franchise agreements and sales agreements with the Company.  These stores also buy merchandise from other wholesalers, including Guoying’s competitors.  The non-exclusive stores pay the Company cash upon the Company’s delivery of products, or Guoying extends unsecured credit to such stores in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  Under the franchise agreements, each non-exclusive store pays Guoying an annual fee of RMB 5,000 (approximately $735).

Our tabular rollfoward of non-exclusive franchise stores for every quarter from 2009 to 2011 is presented as follows:

Number of Stores	Total Non-Exclusive Franchise Stores	New Non-Exclusive Franchise Stores	Closed Non-Exclusive Franchise Stores
End 12/31/2008	80

Quarter-Ended 3/31/2009	104	27	3
Quarter-Ended 6/30/2009	98	2	8
Quarter-Ended 9/30/2009	131	36	3
Quarter-Ended 12/31/2009	176	46	1
Total 12/31/2009	176	111	15

Quarter-Ended 3/31/2010	265	91	2
Quarter-Ended 6/30/2010	362	100	3
Quarter-Ended 9/30/2010	553	199	8
Quarter-Ended 12/31/2010	715	167	5
Total 12/31/2010	715	557	18

Quarter-Ended 3/31/2011	715	0	0
Quarter-Ended 6/30/2010	716	1	0
Quarter-Ended 9/30/2011	686	0	30
Quarter-Ended 12/31/2011	354	0	332
Total 12/31/2011	354	1	362

The below table lists company-owned stores, exclusive franchise stores and non-exclusive stores grouped by the province in the PRC in which they are located:

Province	Company-owned stores	Exclusive franchise stores	Non-exclusive stores
Anhui	2	346	354
Henan	0	0	0
Hubei	0	0	0

Our Leases

Warehouse Leases

We currently distribute products to company-owned stores, exclusive franchise stores and non-exclusive stores from two warehouses located within Lu’an city, which are leased by Guoying.  We engage third parties to transport the products from our warehouses to the stores.  We entered into a lease agreement with Youbang Pharmaceuticals Co., Ltd. on April 1, 2010 to lease the warehouse located in the development zone of east road of Jing Er, Foziling Road for one year and renewed the lease for another two years valid from April 1, 2011 to 2013. The rent for the lease is RMB138,000 per year. We entered into a lease agreement with Mr. Haibo Liu on January 1, 2008 to rent Wangpai warehouse of 808 square meters located in Liu Fo Road to storage Huangming solar products. The term of the lease is from 2008 to 2011 and the rent is RMB 6, 464 per year (RMB 8 per square meters).

Company-Owned Stores Leases

We currently lease for our two company-owned stores. We entered into a lease agreement for our Guangcai Big Market Store on October 30, 2008 for 3 years until 2011 at a rent of RMB20, 882 per year and renewed the lease on April 1, 2011 for another 3 years until 2014 subject to renewal at a rent of RMB 720,000 per year.  We entered into a lease agreement with Mr. Haibo Liu in 2010 for our Hao Men store for one year and renewed our lease on March 15, 2011 for another 3 years until 2014 subject to renewal at a rent of RMB 68,000 per year.

For additional information concerning the location, area and terms of each of the Company’s self-owned stores and warehouse see “Description of Property” herein.

Land Use Right

Pingqiao Industrial Park Land

We entered into a Land Use Right Purchase Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee granted us a land use right for 300 Chinese acres where our LED manufacturing facility will be built.  120 Chinese acres of this land is for commercial use and 180 Chinese acres of this land is for industrial use. We paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. We are not obligated to pay the remaining $3.61 million until we receive the land use right certificate issued by relevant PRC government pursuant to the Land Use Right Purchase Agreement.  We expect the land use right certificate to be transferred to us by December 2012.  The Company believes that if the land use right certificate is not granted to the Company by the local government, the Company will get a refund of the retainer from Pingqiao Committee

Youbang Warehouse Land

We entered into a Land Use Right Purchase Agreement in 2010 with Youbang Pharmaceuticals Co., Ltd., under which Youbang Pharmaceuticals granted us a land use right for 200 Chinese acres for commercial use where Guoying department building and logistics center will be built. We paid RMB40 million (approximately $6,296,000) of the purchase price as of December 2010 and Youbang is obligated to deliver the land use right certificate and real estate property certificate by December 31, 2011 or no later than December 31, 2012, the latest. As it is expected that the land use right certificate of this parcel of land could not be transferred in 2011 due to change of local zoning regulations, the agreement was canceled and RMB10 million (approximately $1,574,000) was returned to the Company by September 2011. Both parties agreed that the remaining RMB30 million (approximately $4,722,000) will be returned to the Company in December 2012.

Guoying Agricultural and Forestry Land

We entered into a lease agreement with Yumin Village Committee in January 2011 to rent 387 Chinese acres land at RMB 1,200 per Chinese acre and 116 Chinese acres slope land at RMB 1,600 per Chinese acre located in Yumin Village, Sun Gang County, Jin An District, to grow Guoying agricultural and forestry business, mainly oil-tea camellia plants. The term of the lease is 20 years. We have advanced approximately $189, 000 for leasing the land as of January 2011. .

We entered into another lease agreement with Yumin Village Committee in August 2011 to rent 5,006 Chinese acres land located in Yumin Village, Sun Gang County, Jin An District, to grow Guoying agricultural and forestry business, mainly oil-tea camellia plants. The term of the lease is 30 years and the rent is RMB 1, 200 per Chinese acre. We have advanced approximately $961,000 as of December 2011.

For additional information concerning the location, area and terms of our lease agreement for agricultural and forestry business,see “Description of Property” below.

Our Private Label Brands

We entered into an OEM agreement with Pengbai in August 2007, pursuant to which Pengbai agreed to manufacture our private label brand refrigerators. These refrigerators are labeled with the Company’s trademark “Guoying”, and we distribute such refrigerators to our company-owned stores, exclusive franchise stores and non-exclusive stores. Guoying branded refrigerators have “3C” quality national authentication certificates, which are mandatory in PRC for the sale of refrigerators.

Pursuant to the OEM agreement, Guoying agreed to provide loan to Pengbai in amount of RMB 80 million (approximately $12.12 million) in four installments of RMB 20 million each from 2006 to 2010, and in consideration for the loan, Pengbai sells “Guoying” brand refrigerators to Guoying. Pengbai agreed to repay the loan by October 2017, with payments in four equal installments of RMB 20 million (approximately $2.9 million) beginning in October 2013. The loan is secured by all the assets of Pengbai and is interest free. Guoying actually loaned Pengbai RMB63 million (approximately $9.8 million) as of December 2009 and the loan in amount of RMB42.6 million (approximately $6.63 million) has been received from Pengbai as of December 2011. We have terminated our OEM agreement with Pengbai and stopped manufacturing “Guoying” brand refrigerators in 2011.

Industry Background

According to the 2010 PRC Census, more than 50% of China’s population resides in rural areas of China and they comprise the largest consumer group in China. After many years of economic reforms, the average income of people living in China’s rural areas has gradually increased, and according to the National Bureau of Statistics of China, the per capita net income of rural residents increased 10.9% in 2010. Based on this increase in average income, we believe that such area has significant growth potential, and it does not appear that many of the urban chains have expanded into the rural communities.

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

Third, the current consumer electronics and appliances markets in big PRC cities like Beijing, Shanghai, and Shenzhen are already saturated by electronics stores, which results in limited margins. While we have some competitors in the rural markets, we believe that the retail chains that exist in larger cities have not established any significant name recognition in the rural markets.  Therefore, we believe that such stores’ success in larger cities will not necessarily result in success in the rural areas where we operate.  We believe that significant opportunity remains due to the increased per capita income of rural residents.

Our Growth Strategies

☐
Partnering with well-known electric appliance manufacturers. We will negotiate with well-known brands in order to act as a wholesaler of these brands. We currently sell Samsung washing machines and Sony LCD televisions. We are negotiating with other well-known brands to sell their consumer electronics and appliances.

☐
Developing LED Wholesale and Manufacturing Business. In the future, we plan to develop our own facility to manufacture LED products under the Guoying brand name.  We are currently negotiating with other major electric appliance manufactures for sales of their products.  We have entered into a significant sales agency agreement for LED electronic and solar lighting products with Shandong Huangming Solar Power Sales Co. (“Shandong Huangming”) in the Lu An area in 2011.

☐
Developing LED Manufacturing. We plan to shift our business focus to LED manufacturing and wholesale. We are currently seeking business partners and financing to enter into LED manufacturing and wholesale business. We currently do not have a specific estimate how much we will spend on the LED manufacturing and wholesale business until we identify our business partner and implement a specific business plan with financing budget.

☐
Exclusive Franchise Stores and Non-Exclusive Stores. We plan to terminate our relationship with (i) exclusive franchise stores that sell merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that fail to obey the Company’s pricing strategies and purchase merchandise from the Company’s competitors in violation of its franchise agreement and result in our lower profit margins; (iii) stores located remotely outside Lu An City that caused higher transportation and logistics expenses to us; (iv) stores that decide to sell brand of merchandise that not supplied by us and therefore terminate its franchise agreement with us. By focusing on profitable exclusive and non-exclusive franchise stores and by closing non-profitable exclusive and non-exclusive stores, we believe that the delivery and service quality of such stores will be enhanced due to the proximity of such stores to our distribution centers. Further, we plan to shift our business focus to LED wholesaling and manufacturing.

☐
Company-Owned Stores. We closed two of our company-owned stores, Longhe and Guangcai, in 2010 and opened our new headquarter store in the centre business district of Lu’an City in 2011 that focuses on the sale of solar thermal products, refrigerators, air conditioners, televisions and other products.

We funded our growth strategy from our working capital and below are a summary of approximately how much we have spent in year 2011 to achieve our growth strategies:

Growth Strategies	Approximate Expenditures	Timing

Develop new exclusive franchise stores	$355,123	2011

Develop new company-owned stores	$391,538	2011

Develop new non-exclusive stores	$3,738	2011

Develop LED Manufacturing	$4,615,384	2011

We anticipate that we will not spend much from our working capital to develop our new company-owned stores, and expand the number of new exclusive franchise stores and new non-exclusive franchise stores in 2012. We have reserved the company name Lu An Guoying Opto-Electronics Technology Co., Ltd. with the Lu An Administration of Industry and Commerce on September 5, 2011 which is valid until September 5, 2012 to engage in LED manufacturing business. We have advanced the retainer fee to secure the land use rights to 300 Chinese acres land with Pingqiao Industrial Park where the LED manufacture and facilities will be built on. We filed our proposal to enter into LED manufacturing business with Reform and Development Commission of Yu An District, Lu An City on May 13, 2011 and we obtained planning permit for project and land construction issued by Housing and Urban-Rural Development Bureau of Yu An District, Lu An City on October 28, 2011. We are currently seeking business partners and financing to enter into LED manufacturing and wholesale business. We currently do not have a specific estimate how much we will spend on the LED manufacturing and wholesale business until we identify our business partner and implement a specific business plan with financing budget.

Raw Materials and Suppliers

Approximately 95% of the cost of sales is the purchase price of products.

Our principal suppliers of merchandise in 2011, in terms of cost to us, were:

Name of Supplier	Type of Products
Shangdong Huangming Solar Power Sales Co.	Solar Heaters
Haier Hefei Ririshun Sales Co. Shanghai Shangling Electric Appliance Manufacturing Co., Ltd.	Televisions, refrigerators, washing machines, air conditioners Shangling Refrigerator and washing machines
Shenzhen Tongfang Multimedia Technology Company	LCD Televisions
Jiangshu Huayang Solar Power Sales Co.	Solar Heaters

Our principal suppliers of merchandise in 2010, in terms of cost to us, were:

Name of Supplier	Type of Products
Shandong Huangming Solar Power Sales Co.	Huangming Solar Power
Jiangsu Huayang Solar Power Sales Co.	Huayang Solar Power
Yangzhou Huiyin Co.,Ltd.	SONY LCD

We receive all of our merchandise from our suppliers, which are often the manufacturers, through deliveries to our two warehouses located within Lu’an city.

Marketing, Sales, and Distribution

We have a staff of 27 employees who take orders and provide customer service to each exclusive franchise store and non-exclusive store in assigned geographical areas. We advertise in many ways, including using television advertisements, advertisements on buses and walls, fliers distributed on the streets by our promotion personnel and general promotions, including discounts. We base our advertising on our analysis of the market and our competitors. We are responsible for cost of marketing of our Guoying brand products and Guoying franchise brand. Under contracts we have with our suppliers, our suppliers are responsible for the costs of all discounts and promotions of sales and distribution of products sold from the suppliers to us.

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

In recent years, the pricing of our merchandise has changed as the price charged by our vendors has changed. For example, due to inflation in recent years, the market price of consumer electronics and appliances has risen. Due to the Rural Consumer Electronics Plan, our rural customers are not affected by such inflation as greatly as urban customers.  However, the selling prices of some older models of products have decreased since such models are being discontinued.

Employees

As of December 31, 2011, Guoying had 60 full-time employees, including 15 management and supervisory personnel, 27 sales and marketing personnel and 5 after sale support personnel.

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

In May 1997, the State Administration of Industry and Commerce issued the Circular of the Relevant Issues for the Administration of Registration of Chain Stores , which provides the conditions for the establishment of chain stores and branches, the procedures and documents for application for registration with the administration of industry and commerce, and the names of chain stores, to regulate registration issues relating to chain stores.

Regulations relating to consumer protection

On October 31, 1993, the Standing Committee of the National People’s Congress issued and enforced the Law on the Protection of the Rights and Interests of Consumers,  or the Consumer Protection Law, revised in 2009. The State Administration of Industry and Commerce also issued the notice regarding Handling of Acts of Infringement of Rights of Consumers or the Notice in March 2004. Under the Consumer Protection Law and the Notice, a business operator providing a commodity or service to a consumer shall first undertake certain responsibilities of the manufacturers relating to products. These liabilities include restoring the consumer’s reputation, eliminating the adverse effects suffered by the consumer, and offering an apology and compensation for any losses incurred. The following penalties may also be imposed upon business operators for the infraction of these obligations: issuance of a warning, confiscation of any illegal income, imposition of a fine, an order to cease business operation, revocation of its business license or imposition of criminal liabilities under circumstances that are specified in laws and statutory regulations.

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

DESCRIPTION OF PROPERTY

Set forth below is a table containing certain information concerning the location and area of our company-owned stores and warehouses and the terms under which such properties are leased.

Name	Area (Square Meters)	Location	Landlord	Lease Commencement Date	Term (years)	Rent per Year (RMB)
Guangcai Big Market Lease (Guangcai Big Market Store)	528 1,166	First Floor First to fourth floors	Haibo Liu	October 30, 2008 Renewed April 1, 2011	3 years 3 years	20,882.35 720,000.00
Haomen Garden Lease (Hao Men Store)		Hao Men Garden	Haibo Liu	June 2010 Renewed March 15, 2011	1 year 3 years subject to renewal	68,000.00
Development Zone Warehouse Lease	1437.50	Development Zone, East of Jing Er Road, North of Foziling Road	Benjun Zhang Youbang Pharmaceuticals Co., Ltd.	April 1, 2010 Renewed April 1 2011	1 year 2 years	20,294.12 138,000.00
Wangpai Warehouse	808	Liu Fo Road	Haibo Liu	Jan 2008 to December 2012	3 years	6,464

Set forth below is a table containing certain information concerning the use right of land we acquired and the terms of the land use right agreement we entered into.
Land	Area (Chinese Acres)	Location	Owner	Term	Total Purchase Price	Advances for Land
Pingqio Industrial Park (Commercial Use)	120	Pingqiao Road South, Yu An District	Pingqiao Management Committee	40 years	$ 19.35 million	$15.74 million
Guoying Agricultural and Forestry Land	5006 (barren mountain)	Yumin Village, Sun Gang County, Jin An District	Yumin Village Committee	30 years	RMB 1,200/ Chinese Acre	$961,000
	387 (barren mountain) 116(slope land)			20 years	RMB1,200/ Chinese Acre RMB1,600/ Chinese Acre	$189,000

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

All of the products purchased by the Company during the fiscal year ended December 31, 2011 were provided by twelve vendors, with three major vendors, Shandong Huangming, Hier Hefei Ririshun Sales Co. and Shenzhen Tongfang Multimedia Technology Co., accounting for 45%, 10% and 9% of our total purchases, respectively. All of the products purchased by the Company during the fiscal year ended December 31, 2010 were provided by seven vendors, with three major vendors, Shandong Huangming, Jiangshu Huayang Solar Power Sales Co. and Yangzhou Huiyin Co., Ltd. accounting for 43.5%, 16.5% and 12.6% of our total purchases, respectively. If any of these vendors cease doing business with us, we will experience significant reductions in our sales and income.

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

We do not presently have a Chief Financial Officer with U.S. public company experience.

We do not presently have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely on the expertise and knowledge of external financial advisors in US GAAP conversion who help us prepare and review the consolidated financial statements. The position of Chief Financial Officer of a U.S. publicly-listed company is critical to the operations of such a company, and our failure to fill this position in a timely and effective manner will negatively impact our business.

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

There is currently a limited trading market on the OTCQB for our common stock, and there can be no assurance that a more active trading market will develop or be sustained.

Certain of our existing stockholders will control the outcome of matters requiring stockholder approval, and their interests may not be aligned with the interests of our other stockholders.

Sherry Li is our majority stockholder, holding 11,556,288 shares of our Common Stock (approximately 68.9 % of the outstanding shares of Common Stock as of April 16, 2012. As more particularly described in footnote (3) and (4) to the table contained in Item 12 of this Annual Report on Form 10-K, Ms. Li has entered into a voting trust agreement with, and granted options to, our Chairman, Hailong Liu, to vote or purchase all 11,556,288 of her shares. As a result, Mr. Liu will have the ability  to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as changes to our articles of incorporation and by-laws and a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those of our officers, directors and affiliates. . Additionally, this significant concentration of share ownership may adversely affect the trading price for our Common Stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

As of April 16, 2012, there were issued and outstanding (i) 16,775,113 shares of our Common Stock, and  (ii) immediately exercisable warrants to purchase an aggregate of 2,903,528 shares of our Common Stock. We currently have obligation to register the resale of an aggregate of 2,623,178 shares of our Common Stock, including shares issuable upon exercise of warrants. Future sales of substantial amounts of our Common Stock in the trading market could adversely affect market price of our Common Stock.

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

The following table sets forth the high and low sales prices, without retail mark-up, mark-down or commission, of our Common Stock during each calendar quarter in the fiscal year ending December 31, 2010 and the four quarters of the fiscal year ending December 31, 2011,and may not represent actual transactions.

Fiscal Year 2010	High	Low
First quarter	$2.00	$2.00
Second quarter	$—	$—
Third quarter	$3.60	$2.00
Fourth quarter	$6.40	$2.85

Fiscal Year 2011
First quarter	$4.95	$1.46
Second quarter	$2.75	$0.6
Third quarter	$1.32	$0.25
Fourth quarter	$0.51	$0.17

As of March 30, 2012, there were 16,775,113 shares of our Common Stock outstanding. Our shares of Common Stock are held by approximately 108 stockholders of record. The number of record holders was determined based on the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the audited consolidated financial statements of the Company for the fiscal years ended December 31, 2011 and 2010, and should be read in conjunction with such consolidated financial statements and related notes included in this annual report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this annual report.

Overview

China Electronics Holdings, Inc (the “Company”, “We”, “Our”, “Us”), formerly named Buyonate, Inc., was incorporated in the State of Nevada on July 9, 2007 to engage in developing user-friendly/child friendly interactive digital software for children. The Company was in the development stage through December 31, 2008. The year 2009 is the first year during which the Company is considered an operating company and is no longer in the development stage.

China Electronic Holdings, Inc. (“CEH Delaware”) was organized on November 15, 2007, as a Delaware corporation. Prior to February 10, 2010, CEH Delaware was a development stage company attempting to manufacture and sell carbon and graphite electrodes and planning to manufacture and sell electronic products in the People’s Republic of China through its own stores and franchise stores.

Lu’an Guoying Electronic Sales Co., Ltd., a PRC corporation, (“Guoying”) was established on January 4, 2002. Guoying sells electronic products in the PRC through its company-owned stores, exclusive franchise stores and non-exclusive stores.

Pursuant to the Share Transfer Agreement entered into on December 26, 2008 (the “2008 Share Transfer”) between the shareholders of Guoying (the “Guoying Shareholders”) and CEH Delaware, CEH Delaware acquired 40% of the outstanding equity securities of Guoying (the “Guoying Shares”) from all of the Guoying Shareholders in consideration for $60,000, equivalent to RMB 400,000. Pursuant to the Share Transfer Agreement entered into on February 2010 (the “2010 Share Transfer”) between Guoying Shareholders and CEH Delaware, CEH Delaware acquired the remaining 60% of the outstanding equity securities of Guoying from all of the Guoying Shareholders in consideration for RMB 600,000 and the Guoying Shareholders transferred and contributed all of their Guoying Shares to CEH Delaware. The Guoying Shareholders contributed the cash portion of the price for their shares to Guoying for working capital and general corporate purpose and as a result of the 2008 and 2010 Share Transfers, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware.

On July 9, 2010 we consummated the Share Exchange Agreement with certain Selling Stockholders. Pursuant to the Share Exchange Agreement, 10 former stockholders of our subsidiary, CEH Delaware, transferred to us 100% of the outstanding shares of common stock and preferred stock of CEH Delaware and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902 newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock.  CEH Delaware’s outstanding Series A warrants were exchanged on a one-for-one basis for Series A warrants of the Company to purchase an aggregate of 314,285 shares of Common Stock, with an exercise price of $2.19 per share.  CEH Delaware’s outstanding Series B warrants were exchanged on a one-for-one basis for Series B warrants of the Company to purchase an aggregate of 314,285 shares of Common Stock, with an exercise price of $2.63 per share.  CEH Delaware’s outstanding $1.00 warrants were exchanged on a one-for-one basis for Series E warrants of the Company to purchase an aggregate of 1,000,000 shares of Common Stock, with an exercise price of $0.25 per share.  In connection with the Share Exchange and pursuant to the Articles of Merger filed with the Nevada Secretary of State, Buyonate, Inc. changed its name to China Electronics Holdings, Inc. The merger and name change were approved by the Financial Industry Regulatory Authority (“FINRA”) and the Common Stock began trading under the symbol “CEHD.OB” on August 23, 2010.

Results of Operations

We operated 3 company owned stores as of December 31, 2010. In the second quarter of 2011, we opened our headquarters company owned store located in Guangcai Big Market. We closed one company owned store in each of the second and fourth quarters of 2011. As of December 31, 2011, we have signed exclusive franchise agreements with 346 stores operating under the Guoying brand name (the “Exclusive Franchise Stores”). We entered into franchise agreements with 225 exclusive franchise stores prior to 2009 that operate under our brand name. We entered into franchise agreements with 247 new exclusive franchise stores in 2009, 61 new franchise stores in 2010 and 93 new exclusive franchise stores in 2011. We terminated our exclusive franchise agreement with 47, 0 and 233 exclusive franchise stores in 2009, 2010 and 2011, respectively. Both our Company-owned stores and our exclusive franchise stores only sell merchandise that we provide to them as their exclusive wholesaler, and such merchandise includes Guoying branded products as well as products from major wholesalers such as Sony, Samsung and LG. As of December 31, 2011, we have signed non-exclusive franchise agreements with 354 stores (the “Non-Exclusive Franchise Stores”) to which we provide Guoying branded merchandise on a non-exclusive wholesale basis. There are 80 non-exclusive franchise stores that entered into franchise agreements prior to 2009. We entered into 111 non-exclusive franchise agreements in 2009, 557 non-exclusive franchise agreements in 2010 and 1 non-exclusive franchise store in 2011. We terminated our agreements with 15, 18 and 362 non-exclusive franchise stores in 2009, 2010 and 2011, respectively.

When we use the terms "open" or "opened" in referring to an exclusive or non exclusive franchise store, we mean that we had entered into a franchise agreement with such store and that it was in operation.  When we use the terms "close," "closed" or "terminated" in reference to an exclusive or non-exclusive franchise store we mean that we had terminated our agreement with such store.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Revenues

Our net revenue for the year ended December 31, 2011 was $104,215,403, a decrease of 8.7%, or $9,956,043, from $114,171,446 for the year ended December 31, 2010.

For the 2011 year, net revenue from exclusive franchise stores was $47,221,802, an increase of 14.9%, or $6,114,923, from $41,106,879 for the year 2010. There were 346 exclusive franchise stores as of December 31, 2011, 140 or 28%, fewer than the  486 exclusive franchise stores as of December 31, 2010. The Company entered into franchise agreements with 93 exclusive stores and terminated its agreement with 233 exclusive stores in 2011.

For the 2011 year, net revenue from non-exclusive stores was $47,172,272, a decrease of 2.9%, or $1,404,050, from $48,576,322 for the year 2010. There were 354 non-exclusive stores as of December 31, 2011, 361 or 50% fewer than the 715 non-exclusive stores as of December 31, 2010. The Company entered into a non-exclusive franchise agreement with 1 non-exclusive store and terminated its agreement with 362 non-exclusive stores in 2011.

For the 2011 year, net revenue from company owned stores was $9,821,329, a decrease of 59.9%, or $14,666,916, from $24,488,245 for the year, 2010. The decreased revenue from company-owned stores was mainly because the Company opened one but closed two stores in the year ended December 31, 2011. The two company owned stores closed were operating at approximately 0% gross profit rate in 2010.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the past two years as of December 31, 2011 and 2010 are as follows:

2010 Presentation	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$48,576,322	$41,106,879	$24,488,245	$114,171,446
Cost of Sales	$37,053,955	$33,182,505	$15,356,620	$85,593,080
Gross Profit	$11,522,367	$7,924,374	$9,131,625	$28,578,366

2011 Presentation	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$47,172,272	$47,221,802	$9,821,329	$104,215,403
Cost of Sales	$40,051,142	$40,356,299	$8,115,988	$88,523,429
Gross Profit	$7,121,130	$6,865,503	$1,705,341	$15,691,974

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2010 and that have been in continuous operation as of December 31, 2011 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2010 or 2011. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in 2010 and 2011, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	2011 Sales	2010 Sales	Difference	Change
Non-Exclusive Franchise Stores	$10,151,417	$7,558,146	$2,593,271	34%
Exclusive Franchise Stores	$20,909,908	$22,029,697	$(1,119,789)	(5)%
Company-Owned Stores	$-	$-	$-	-%
Total	$31,061,325	$29,587,843	$1,473,482	5%

The primary reason for the increase in Same Stores Sales was the increase in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”) offset by the decrease in sales from exclusive franchise stores (“Same Exclusive Franchise Stores”). The increase in our sales in Same Non-Exclusive Franchise stores is a result of the company’s many efforts in assisting such stores to increase their sales of Company supplied products. For example, the Company increased promotion and marketing for its brands in media with broader coverage, providing more support to such stores. The decrease in our sales in Same Exclusive Franchise Stores is because he decreased per store sales for Same Exclusive Franchise Stores due to the reason that the Company did not have sufficient experienced staff to manage the same exclusive stores.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Number of Same Stores	2011	2010
Non-Exclusive Franchise Stores	139	139
Exclusive Franchise Stores	267	267
Company-Owned Stores	-	-

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	2011 Sales	2010 Sales	Difference	Change
Non-Exclusive Franchise Stores	$73,032	$54,375	$18,657	(34)%
Exclusive Franchise Stores	$78,314	$82,508	$(4,194)	(5)%
Company-Owned Stores	$-	$-	$-	-%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened or with which we entered into a franchise agreement in either 2011 or 2010 that are in existence under normal business operations as of December 31, 2011 and excluding stores that closed in 2011 or 2010 (“New Stores”). New Store Sales are defined as sales from the New Stores. 2010 New Store Sales refer to the sales from New Stores opened or with which we entered into a franchise agreement in 2010 and not closed in 2011. 2011 New Store Sales refer to the sales generated in 2011 from both New Stores opened or with which we entered into a franchise agreement in 2010 and 2011 that have not closed as of the end of 2011 . New Stores Sales operating in both 2010 and 2011, and the change experienced as a percentage of New Store Sales are as follows:

The New Stores are defined as sales from stores that were newly opened in either 2011 or 2010 and are in existence under normal business operations as of today and excluding stores that closed in 2011 or 2010 (the “New Stores”). The New Store Sales are defined as sales from the New Stores. 2010 New Store Sales refer to the sales from New Stores opened in 2010 and not closed in 2011. 2011 New Store Sales refer to the sales generated in 2011 from both New Stores opened in 2010 and New Stores opened in 2011 that are not closed.

New Stores Sales operating in both 2010 and 2011, and the increase experiences at a percentage are as follows:

New Store Sales	2011 Sales	2010 Sales	Difference	Change
Non-Exclusive Franchise Stores	$19,616,953	$9,127,089	$10,489,864	115%
Exclusive Franchise Stores	$11,797,481	$-	$11,797,481	100%
Company-Owned Stores	$7,473,583	$9,282,032	$(1,808,449)	(19)%
Total	$38,888,017	$18,409,121	$20,478,896	111%

The primary reason for the increase in New Stores Sales was the increase of sales from new non-exclusive franchise stores (the “New Non-Exclusive Franchise Stores”) and from new exclusive stores (the “New Exclusive Franchise Stores”), offset by the decrease of sales from new company-owned stores (the “New Company-Owned Stores”). The increase of sales from New Non-Exclusive Stores is due to the fact that the Company entered into franchise agreements with 214 New Non-Exclusive Stores in 2010 and 1 in 2011. The average sales of the New Non-Exclusive Stores sales increased in 2011 compared to 2010 because most of the New Non Exclusive Stores were opened or entered into agreements with the Company in the 2nd half of 2010 and were not fully operational until 2011. The increase of sales from exclusive stores is due to the fact that the new exclusive stores opened in 2010 did not operate for all of 2010 as compared to 2011 when they were open for the complete year. The decrease in sales for the New Company Owned Stores is because the Company opened two new Company-Owned Stores, Hao Men and Guangcai stores, in 2010, and had more discounted promotions in 2010 to attract customers, thus the sales in 2010 were higher than n 2011. Further, the Company closed two Company-Owned Stores, Longhe and Guangcai, in 2011.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

Number of New Stores	2011	2010
Non-Exclusive Franchise Stores	215	214
Exclusive Franchise Stores	81	13
Company-Owned Stores	2	1

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	2011 Sales	2010 Sales	Difference	Change
Non-Exclusive Franchise Stores	$91,242	$42,650	$48,592	114%
Exclusive Franchise Stores	$145,648	$-	$145,648	100%
Company-Owned Stores	$3,736,791	$9,282,032	$(5,545,241)	(60)%

Sales and Average Per Store Sales of Closed Stores

Closed Stores are defined as stores that were closed or with which the Company terminated its agreement in either 2011 or 2010 (the “Closed Stores”). Closed Store Sales are defined as sales from the Closed Stores. 2010 Closed Store Sales refer to sales generated in 2010 from stores whose franchise agreements were terminated or which closed in 2010 or 2011.  2011 Closed Store Sales refer to sales generated in 2011 from stores whose franchise agreements were terminated or which closed in 2011.

Closed Store Sales in 2010 and 2011, and the change experienced as a percentage are as follows:

Closed Store Sales	2011 Sales	2010 Sales	Difference	Change
Non-Exclusive Franchise Stores	$17,403,902	$31,891,087	$(14,487,185)	(45)%
Exclusive Franchise Stores	$14,514,413	$19,077,182	$(4,562,769)	(24)%
Company-Owned Stores	$2,347,746	$15,206,213	$(12,858,466)	(85)%
Total	$34,266,061	$66,174,482	$(31,908,421)	(48)%

The decrease in Closed Store Sales results from the fact that Stores whose franchise agreements were terminated or which closed in 2010 generated no sales for the Company in 2011. The Company resolved to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) stores that sold brands of merchandise not supplied by us. The Company closed two Company-owned stores to concentrate its resources in managing Company-owned stores.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Number of Closed Stores	2011	2010
Non-Exclusive Franchise Stores	362	362
Exclusive Franchise Stores	233	206
Company-Owned Stores	2	2

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	2011 Sales	2010 Sales	Difference	Change
Non-Exclusive Franchise Stores	$48,077	$88,097	$(40,020)	(45)%
Exclusive Franchise Stores	$62,294	$92,608	$(30,314)	(33)%
Company-Owned Stores	$1,173,873	$7,603,106	$(6,429,233)	(85)%

Other information

The following is a summary of revenue by product line for the years ended December 31, 2011 and 2010:

	2011 Sales	2010 Sales
Solar Power Products	$52,819,154	$70,163,637
Air Conditioner	$9,885,963	$6,736,700
Refrigerator	$12,942,196	$11,729,480
TV	$24,613,695	$21,789,429
DVD	$58,207	$302,245
Washer	$2,981,337	$3,114,900
Others	$914,851	$335,055
Total	$104,215,403	$114,171,446

The increased revenue from new product lines carried in 2011 was $17,109,142, of this amount our exclusive franchise stores, non-exclusive stores and company-owned stores increased revenue from new product lines by $8,881,859, $5,502,104 and $2,725,179, respectively.

The increased revenue in 2011 from new exclusive franchise stores whose franchise agreements were executed or which opened in 2011 was $10,040,717. The increased revenue in 2011from new non-exclusive stores whose franchise agreements were executed or which opened in 2011 was $114,215. The increased revenue from new company-owned stores opened in 2011 was $5,386,411 for the year ended December 31, 2011.

The increase in sales of televisions is due to increased sales of Qinghuatongfang TVs (approximately $6.01 million), LG TVs (approximately $2.88 million), Haier Tongshuai TVs (approximately $1.95 million) and Sanyang TVs offset by the decrease in sales of Sony TVs in 2011 as compared to 2010. The increase in sales of refrigerators, approximately $3,27 millioin, was primarily due to a new brand, Haier, that we started to carry in 2011. Our sales of solar power products decreased in 2011 because of increased market competition and decreased market demands for solar power products.

Solar-powered products sales decreased from $17,344,483, or 24.72%, from $70,163,637 in 2010 to $52,819,154 in 2011. The decrease is mainly due to decreased solar-powered products sales of Huayang Brand. The decrease is due to increased market competition of solar-powered products and Huayang’s failure to increase its sales in the market.

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2011 was $88,523,429, an increase of $2,930,349, or 3.4%, compared to $85,593,080 for the year ended December 31, 2010. The decrease was mainly due to the decrease in sales.

	2011	2010

Cost of goods sold from non-exclusive stores	$40,051,142	$37,053,955
Cost of goods sold from exclusive franchise stores	40,356,299	33,182,505
Cost of goods sold from company-owned stores	8,115,988	15,356,620
Cost of goods sold	$88,523,429	$85,593,080

For the year  2011, cost of goods sold from non-exclusive stores was $40,051,142, an increase of 8.1%, or $2,997,187, from $37,053,955 for the year  2010. The increase was because in 2011 the non-exclusive stores carried  higher cost brands.

For the year  2011, cost of goods sold from company-owned stores was $8,115,988, a decrease of 47.2%, or $7,240,632, from $15,356,620 for the year , 2010. The decrease was in line with the decrease in sales from company-owned stores.

For the year  2011, cost of goods sold from exclusive franchise stores was $40,356,299, an increase of 21.6%, or $7,173,794, from $33,182,505 for the year  2010. The increase was in line with the increase in revenue.

The increased cost of goods sold resulting from new product lines carried in 2011 was $14,739,295. For the year  2011, the increased cost of goods sold from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was $7,762,951, $4,748,337 and $2,228,008, respectively.

The increased cost of goods sold resulting from new exclusive franchise stores opened in 2011 was $8,794,902. The increased cost of goods sold resulting from new non-exclusive stores opened in 2011 was $96,584. The increased cost of goods sold resulting from new company-owned stores opened in 2011 was $4,489,268.

Gross Profit

Gross profit for the year 2011 was $15,691,974, a decrease of $12,886,292, or approximately 45.1%, compared to $28,578,366 for the year  2010.

For the year 2011, gross profit for non-exclusive stores was $7,121,131, a decrease of 38.20%, or $4,401,236, from $11,522,367 for the year 2010. The decrease was due to the increased cost of goods sold from non-exclusive stores.

For the year 2011, gross profit for exclusive franchise stores was $6,865,502, a decrease of 13.36%, or $1,058,872, from $7,924,374 for the year ended December 31, 2010. The decrease was mainly because the increase in cost of goods sold was more than the increased revenue generated from exclusive stores in 2011.

For the year 2011, gross profit for company-owned stores was $1,705,341, a decrease of 81.3%, or $7,426,284, from $9,131,625 for the year 2010. The decrease was due to decreased sales for company-owned stores in 2011 than 2010 and we closed two company-owned stores in each of the second and fourth quarters of 2011.

The increased gross profit from new product lines carried in 2011 was $2,369,847. For the year 2011, the increased gross profit from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was$1,118,908, $753,768 and $497,171, respectively.

The increased gross profit for 2011 from products sold by new exclusive franchise stores opened or with which we entered into agreements in 2011 was $1,245,815. The increased gross profit for 2011 from products sold by new non-exclusive stores opened or with which we entered into an agreement in 2011 was $17,631. The increased gross profit for 2011 from products sold by new company-owned stores opened in 2011 was $897, 144.

Gross Profit Rate

Gross profit rate for 2011 was 15.06%, a decrease of approximately 39.85%, compared to 25.03% for the year 2010. The decrease was mainly due to to the fact that in 2011, we sold more products with higher cost and lower markups compared to 2010.

For the year 2011, gross profit rate for exclusive franchise stores was 14.54%, a decrease of 24.58% compared to 19.28% for the year  2010. The decrease in gross profit rates was mainly due to to the fact that in 2011, we sold more products with higher cost and lower markups compared to 2010. The Company continues to expand its sales network as well as products offered, which continuously requires us to review pricing on existing products and existing sales channels. We expect that our pricing strategies will continue to evolve to market conditions and expect improvements to have a marginalizing effect on the noted increase in gross profit rates at exclusive franchise stores as changes in product offerings mature along with their related pricing strategies.

For the year ended December 31, 2011, gross profit rate for non-exclusive stores was 15.10%, a decrease of 36.36%, compared to 23.72% for the year ended December 31, 2010. The decrease in gross profit rates was mainly due to the fact that in 2011, we sold more products with higher cost and lower markups compared to 2010.

For the year ended December 31, 2011, gross profit rate for company-owned stores was 17.36%, a decrease of 19.93%, compared to 37.29% for the year ended December 31, 2010. The decrease was due to the fact that the fact that in 2011, we sold more products with higher cost and lower markups compared to 2010.

Gross profit rate in 2011from new product lines carried in 2011 was 13.85%. Gross profit rate in 2011 from new product lines carried in 2011 sold by exclusive franchise stores was 12.60%. Gross profit rate in 2011 from new product lines carried in 2011 sold by non-exclusive stores was approximately 13.70%. Gross profit rate in 2011 from new product lines carried in 2011 sold by company-owned stores was 18.24%.

Gross profit rate in 2011 from new stores opened in 2011 was 13.90%. Gross profit rate in 2011 from new exclusive franchise stores opened in 2011 was 12.41%. Gross profit rate in 2011from new non-exclusive stores opened in 2011 was 15.44% for the year ended December 31, 2011. Gross profit rate from new company-owned stores opened in 2011 was 16.66%.

Operating Expenses

Operating expenses for the year ended December 31, 2011 were $(2,509,344), a decrease of $8,486,919, or 142.0%, from $5,977,575 for the year ended December 31, 2010.

Selling expenses for the year ended December 31, 2011 were $3,625,882, a decrease of $415,317, or 10.3%, from $4,041,199 for the year ended December 31, 2010. The decrease of selling expenses relates primarily to decreases in shipping and handling expenses (55% of the year-over-year increase).

General and administrative expenses for the year ended December 31, 2011were $2,523,208, an increase of $818,670, or 48.0%, from $1,704,538 for the year ended December 31, 2010. The increase is due to increased expenses in PRC such as increased $1.15 million amortization expenses for intangible assets, increased $153,000 salary expense, $318,000 maintenance expenses, and $229,000 consulting expenses, offset by decreased professional fees in US of approximately $850,000 as a result of becoming a public company in 2010

During the year ended December 31, 2011, recovery of debt expenses of $6,603,000 was recorded as a reduction of operating expenses in 2011.  During 2011, we received $6,603,000 from the collection of a past due receivable that was written off in 2009 as we determined that the receivable was not collectible at that time.  Bad debt expenses amounted to $11,383,383 for the year ended December 31, 2010.

Forgiveness of employee bonuses for the year ended December 31, 2011 was $0 compared to a reduction of operating expenses of $1,834,144 for the year ended December 31, 2010.  On December 31, 2008, Guoying’s board approved a resolution granting RMB 12,401,245 ($1,834,144) as bonus payable to certain employees. However, in May 2010, the Guoying board passed a resolution canceling the bonus. The reversal of the bonus payable to employees has been recorded as a reduction of operating expenses in 2010. There is no such recovery in 2011.

Net Operating Income

Our net operating income for the year ended December 31, 2011 was $16,145,884, an increase of $2,862,793, or 21.6%, from $13,283,092 for the same period in 2010. The increase was mainly due to decreased sales, offset by increased costs of goods sold, and recovery of the bad debt in 2011.

Net Income

Our net income for the year ended December 31, 2011 was $16,130,370, an increase of $2,894,954, or 21.9%, from $13,235,416 for the same period in 2010. The increase resulted from recovery of the bad debt in 2011.

Income Taxes Expense

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment out of a reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013 subject to Guoying's option to pay more in taxes should it elect to do so. Therefore, currently, Guoying is charged at a fixed annual reduced tax rate no less than RMB7, 500 per year that changes every year to cover all types of taxes including income taxes. The income tax expenses for the years ended December 31, 2011 and 2010 are $1,255 and $4,073, respectively. There were no significant book and tax basis differences.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2011 or during the year ended December 31, 2010 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $171,838. We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	December 31, 2011	December 31, 2010
Net cash provided by operating activities	$1,353,575	$17,875,958
Net cash used in investing activities	(5,388,620)	(20,858,995)
Net cash provided by financing activities	2,902,172	4,091,803
Effect of rate changes on cash	78,610	52,599
Increase in cash and cash equivalents	(1,054,263)	1,161,365
Cash and cash equivalents, beginning of period	1,226,101	64,736
Cash and cash equivalents, end of period	$171,838	$1,226,101

Net cash provided by operating activities was $1,353,575 for the year ended December 31, 2011, compared to net cash provided by operating activities was $17,875,958 for the year ended December 31, 2010, a decrease of $16,522,383. The decrease of net cash provided by operating activities was primarily due to increased recovery of bad debt expenses, increased accrued expenses and increased advances, offset by decreased other receivable and zero cancellation of bonus payable in 2011 compared to 2010.

We funded our growth strategy from our working capital and below are a summary of approximately how much we have spent in year 2011 to achieve our growth strategies:

Growth Strategies	Approximate Expenditures	Timing

Develop new exclusive franchise stores	$355,123	2011

Develop new company-owned stores	$391,538	2011

Develop new non-exclusive stores	$3,738	2011

Develop LED Manufacturing	$4,615,384	2011

We anticipate that we will not spend much from our working capital to develop our new company-owned stores, and expand the number of exclusive franchise stores and non-exclusive franchise stores in 2012. We have reserved the company name Lu An Guoying Opto-Electronics Technology Co., Ltd. with the Lu An Administration of Industry and Commerce on September 5, 2011 which is alid until September 5, 2012 to engage in LED manufacturing business. We have advanced the retainer fee to secure the land use rights to 300 Chinese acres with Pingqiao Industrial Park where the LED manufacture and facilities will be built. We filed our proposal to enter into the LED manufacturing business with the Reform and Development Commission of Yu An District, Lu An City on May 13, 2011 and we obtained planning permit for the project and land construction issued by Housing and Urban-Rural Development Bureau of Yu An District, Lu An City on October 28, 2011. We are currently seeking business partners and financing to enter into the LED manufacturing and wholesale business. We currently do not have a specific estimate as to how much we will spend on the LED manufacturing and wholesale business until we identify our business partner and implement a specific business plan with financing budget.

Investing Activities

Net cash used in investing activities was $5,388,620 for the year ended December 31, 2011, compared $20,858,995 used in investing activities for the year ended December 31, 2010, a decrease of $15,470,375, or 74.17%. The decrease of cash used in investing activities was mainly because approximately $20 million was used to acquire intangible rights in 2010  and no comparable use of cash occurred in 2011, though the Company did  advance to acquire land use right during  2011.

Financing Activities

Net cash provided by financing activities was $2,902,172 for the year ended December 31, 2011, compared to $4,091,803 for the year ended December 31, 2010. The decrease was mainly due to the $4,154,069 in cash that was received through share issuance during the year ended December 31, 2010.

Inflation and Changing Prices

While inflation has increased in China over the past two years, such inflation has not had a material effect on the Company’s net revenues because the Rural Consumer Electronics Plan grants a government sponsored rebate to our rural customers. Pursuant to the terms of the policy, our prices are competitive with the prices of the same goods in urban areas, however our customers are not required to pay a market driven price. As a result of this rebate, the actual cost incurred by our customers has not materially increased despite inflation.

Contractual Obligations

Our significant contractual obligations as of December 31, 2011 are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Lease obligations	$156,808	$173,791	$24,552	$8,184	$363,335
Total	$156,808	$173,791	$24,552	$8,184	$363,335

Obligations for Land Use Rights

The Company entered into a Land Use Right Purchase Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee granted the Company a land use right for 300 Chinese acres where our LED manufacturing facility will be built.  120 Chinese acres of this land is for commercial use and 180 Chinese acres of this land is for industrial use. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receive the land use right certificate issued by relevant PRC government pursuant to the Land Use Right Purchase Agreement.  The Company expects the land use right certificate to be transferred to the Company by December 2012. The Company believes that if the land use right certificate is not granted to the Company by the local government, the Company will get a refund of the retainer paid from Pingqiao Committee.

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

Revenue Recognition – Product Sales

The Company receives revenue from sale of electronic products. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). The Company recognizes all product sales revenue at the date of shipment to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes product sales revenue from exclusive franchise stores and non-exclusive franchise stores when the products are delivered to the respective store. Product sales to all franchise stores are recorded at the gross amount billed to the store as we have determined that we are principal to the transaction because we are the primary obligor in the arrangement.

No return rights are granted to franchise stores if they are unable to sell purchased inventories to end users. Additionally, our product sales from company-owned stores are covered by the respective manufacturers’ return and warranty policies and we receive full reimbursement for any costs associated with returns and warranty payments. As such, we do not estimate deductions or allowance for sales returns.

Our sales are covered by the manufacturers’ return and warranty policies and we receive a full reimbursement for costs associated with returns and warranty payments. Therefore, we do not estimate deductions or allowance for sales returns. The Company’s revenue from sales is presented as gross revenue. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposit.

Our products delivered to customers are checked on site by the customers and, once the products are accepted by customers, they sign the acceptance notice. Rewards or incentives given to our customers are an adjustment of the selling prices of our products; therefore, the consideration is characterized as a reduction of revenue in our income statement.

The Company recognizes its revenues net of value-added taxes (“VAT”).

Revenue Recognition – Franchise Fees

Franchise fees, including area development and initial franchise fees, continuing fees, and royalties (collectively referred to as “franchise fees”) received from exclusive franchise stores and non-exclusive franchise stores for the right to establish new stores and royalties are charged to franchisees based on a percentage of a franchised store’s sales.

Franchise fees are accrued as unearned franchise revenue when received and are recognized as revenue when the respective franchised store opens, which is generally when we have fulfilled all significant obligations to the franchisee. Continuing fees and royalties are recognized in the period earned.

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging franchise fees, continuing fees and royalties to our franchisees.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

 As of December 31, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

 As of December 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010.

As of the end of 2010, management concluded that our internal control and procedures were not effective because there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. The management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, and the risks associated with such lack of segregation are high and the potential benefits of adding additional employees to clearly segregate duties shall outweigh the expenses associated with such increases. Management will periodically reevaluate this situation. It is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions. In an effort to remediate the material weaknesses, we plan to document our process and procedures governing our internal reporting, including (1) timely review of reports prior to issuance, (2) a re-evaluation of our staffing needs, and (3) analysis of unusual transactions as they are occurring to allow adequate time for multiple levels of review.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

Management’s Annual Report on Internal Control Over Financial Reporting.

History

Substantially all of the internal control over financial reporting that existed prior to July 15, 2010 no longer exists and has been replaced by the internal control over financial reporting of CEHD Nevada, which we acquired in a reverse acquisition on that date.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Fiscal Year Ended December 31, 2011

As of December 31, 2011, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in “ Internal Control—Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Based on this assessment, management determined that, as of December 31, 2011, the Company maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Although currently we do not identify any material weaknesses in the process of self assessment, we have recognized a significant deficiency in our internal controls.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely on the expertise and knowledge of external financial advisors in US GAAP conversion who helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

 Fiscal Year Ended December 31, 2010

 As of December 31, 2010, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in “ Internal Control—Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Based on the assessment, management determined that, as of December 31, 2010, the Company had made material adjustments to our financial statements as of December 31, 2010 in order for them to be in conformity with Generally Accepted Accounting Principles. The prevalence and significance of these adjustments resulted in our concluding that we have a material weakness in our internal controls over financial reporting as of December 31, 2010, and that our internal controls over financial reporting were not effective. In addition, as substantially all of the internal control over financial reporting exists after July 15, 2010 after we acquired Guoying through reverse merger on July 15, 2010, our management believes that there was a relatively short period of time between the date of the business combination and the end of our fiscal year on December 31, 2010 during which our management could make an assessment of the acquired company's internal control over financial reporting;

Changes in Internal Control Over Financial Reporting

Since the first quarter of our 2011 fiscal year, we began to implement the remedial measures, including but without limitations to: standardizing the Company’s definitions of each type of stores, time of signing franchise agreement and beginning of time of generation of revenue from stores; standardizing our non-accounting information system into electronic format; hiring financial professionals and supporting staff in both U.S. and China; intensifying the interaction and cooperation between our U.S. and China offices; enhancing the design and documentation of our internal control policies and procedures to ensure appropriate controls over our financing reporting.

Except as described above, there were no changes in the Company’s internal control over financial reporting that occurred during 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ART III

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

Our former executive officers did not receive any compensation.  Our current executive officers do not receive any compensation for serving as executive officers for China Electronics; however, they are compensated by and through Guoying.  The following table sets forth information concerning cash and non-cash compensation paid by Guoying to our named executive officers for the periods indicated, respectively.  None of our executive officers received compensation in excess of $100,000 for either of those two years.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hailong Liu,	12/31/2011	$48,530							$48,530
Chairman, President, CEO and CFO	12/31/2010	$48,530	—	—	—	—	—	—	$48,530
Haibo Liu,	12/31/2011	$32,835							$32,835
Vice President	12/31/2010	$32,835	—	—	—	—	—	—	$32,835

The Company does not have any equity compensation plans.  The Company does not currently pay any compensation to its non-officer directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Common Stock as of April 16, 2012 (i) by each person who is known by us to beneficially own more than 5% of our Common Stock; (ii) by each of the officers and directors of the Company and (iii) by all of officers and directors of the Company as a group.

Address of Beneficial Owner (1)	Positions with the Company	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
Officers and Directors
Hailong Liu (3)(4)(5)	Chairman, CEO, President and CFO	Common Stock, $0.0001 par value	11,556,288	68.9%
Haibo Liu	Director and Vice President	Common Stock, $0.0001 par value	0	0
All officers and directors as a group (2 persons named above)		Common Stock, $0.0001 par value	11,556,288	68.9%
5% Securities Holders
Sherry Li (3)(4) 87 Dennis Street, Garden City Park NY 11040		Common Stock, $0.0001 par value	5,778,144	34.45%

Professional Capital Partners, Ltd. (6) 1400 Old Country Road Suite 206, Westbury NY 11590		Common Stock, $0.0001 par value	1,463,750	8.7%

(1)   Unless otherwise provided, the address of each person is G-8, Guangcai Big Market, Foziling West Road, Lu’An City, Anhui Provice, 237001.

(2)   Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC” or the “Commission”) and generally includes voting or investment power with respect to securities. The percent of class has also been determined in accordance with rules of the Commission. For purposes of computing such percentage, as of April 16, 2012, there were 16,775,113 shares of our Common Stock outstanding.

(3)   Hailong Liu is the Voting Trustee under a Voting Trust Agreement dated as of July 9, 2010 between Sherry Li and Hailong Liu pursuant to which Hailong has the right to vote an aggregate of 11,556,288 shares of Common Stock which were issued to Sherry Li.

(4)   Ms. Sherry Li is the nominee shareholder on behalf of Mr. Hailong Liu. Pursuant to that certain Call Option Agreement between Ms. Sherry Li and Hailong Liu, Hailong Liu has been granted an option, subject to the satisfaction of certain conditions, to purchase from Ms. Li over the course of approximately 2 years for $0.0001 per share, up to 11,556,288 shares of our Common Stock held by Ms. Li. The conditions and the percentage of the total number of shares subject to the option that would vest upon satisfaction of the condition are as follows:

☐	Filing of a Quarterly Report on Form 10-Q with SEC following the execution of the Share Exchange Agreement – 50%
2 years after the filing of Form 10-Q – 50%

The first condition was satisfied on August 23, 2010 and 5,778,144 Option Shares have been assigned to Mr. Liu from Sherry Li. The second condition will be satisfied on August 23, 2012.

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

Changes in Control

Except for the Call Option Agreement described in footnote (4) to the table contained in the section of this prospectus entitled “Security Ownership of Certain Beneficial Owners and Management,” there are currently no arrangements that may result in a change in control of the Company.

Equity Compensation Plans

The Company does not have any equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

            On July 9, 2010, Hailong Liu (“Mr. Liu”), our Chairman, President, Chief Executive Officer and Chief Financial Officer, entered into a Call Option Agreement with Sherry Li (the “Ms. Li”), the holder of 11,556,288 shares of our Common Stock (the “Option Shares”).  Under the Call Option Agreement, the Mr. Liu shall have right and option to acquire 50% of Option Shares upon first filing of a quarterly report on Form 10-Q with the SEC on August 23, 2010 following the execution of the Share Exchange Agreement and 50% of the remaining Option Shares 2 years after such filing by August 23, 2012. Pursuant to the terms of the Call Option Agreement, Sherry Li transferred to Mr. Liu 5,778,144 Option Shares in August 2010.

We entered into a lease agreement with Mr. Haibo Liu on January 1, 2008 to rent Wangpai warehouse of 808 square meters located in Liu Fo Road to storage Huangming solar products. The term of the lease is from 2008 to 2011 and the rent is RMB 6, 464 per year (RMB 8 per square meters).

We currently lease for our two company-owned stores. We entered into a lease agreement with Mr. Haibo Liu to rent first floor for our Guangcai Big Market Store on October 30, 2008 for 3 years until 2011 at a rent of RMB 20, 882 per year. We renewed the lease to rent all four floors for our Guangcai Big Market Store on April 1, 2011 for another 3 years until 2014 subject to renewal at a rent of RMB 720,000 per year.  We entered into a lease agreement with Mr. Haibo Liu in 2010 for our Hao Men store for one year and renewed our lease on March 15, 2011 for another 3 years until 2014 subject to renewal at a rent of RMB 68,000 per year.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2011 and 2010 by its independent registered public accounting firm, Kabani & Company, Inc.

	Fiscal Year Ended December 31,
	2011	2010
Audit Fees (1)	$110,000	$112,000
Audit-Related Fees	13,000	—
Total Audit and Audit-Related Fees	$123,000	$112,000
Tax Fees	—	—
All Other Fees	—	—
Total	$123,000	$112,000

____________

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

We have audited the accompanying balance sheets of China Electronics Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related statements of income, stockholders' equity, and cash flows for the two years period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Electronics Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the two years period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note #18, the company has restated its earnings per share calculations for the year ended December 31, 2010.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California
April 16, 2012

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	DECEMBER 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$171,838	$1,226,101
Restricted Cash	-	75,850
Trade accounts receivable, net of allowance for doubtful accounts of $2,198,376 and $2,065,683, respectively	9,431,556	8,365,389
Other receivable	4,753,480	4,126,240
Due from Related Parties	-	63,866
Advances	6,722,052	993,941
Inventories, net	1,804,870	1,396,585
Total current assets	22,883,796	16,247,972

Noncurrent assets
Property and equipment, net	531,107	42,709

Construction in progress	5,704,347	-
Advances - Long term	13,464,311	-
Intangible assets	15,711,584	21,459,193
Total noncurrent assets	35,411,349	21,501,902

Total assets	$58,295,145	$37,749,874

Liabilities and Stockholders' Equity
Current liabilities :
Accounts payable and accrued expenses	$237,482	$208,191
Other payable	4,806,278	75,194
Unearned revenue	-	1,926,811
Total current liabilities	5,043,760	2,210,196

Total liabilities	5,043,760	2,210,196

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2011 and 2010	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares and 16,775,113 issued and outstanding as of December 31, 2011 and 2010, respectively	1,678	1,678
Additional paid in capital	15,341,710	15,341,710
Retained earnings	30,602,014	15,996,480
Statutory reserve	3,958,981	2,434,146
Accumulated other comprehensive income	3,347,001	1,765,664
Total stockholders' equity	53,251,385	35,539,678

Total liabilities and stockholders' equity	$58,295,145	$37,749,874

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	DECEMBER 31,
	2011	2010

Net revenue from exclusive franchise stores	$47,221,802	$41,106,879
Net revenue from non-exclusive franchise stores	47,172,272	48,576,322
Net revenue from company owned stores	9,821,329	24,488,245
Net Revenue	104,215,403	114,171,446

Cost of goods sold from exclusive franchise stores	40,356,299	33,182,505
Cost of goods sold from non-exclusive franchise stores	40,051,142	37,053,955
Cost of goods sold from company owned stores	8,115,988	15,356,620
Cost of goods sold	88,523,429	85,593,080

Gross profit	15,691,974	28,578,366

Operating expenses:
Selling expense	3,625,882	4,041,199
General and administrative expenses	2,523,208	1,704,538
Bad debt (recovery) expense	(6,603,000)	11,383,383
Forgiveness of employee bonus	-	(1,834,144)
Total operating expenses	(453,909)	15,295,275

Net operating income	16,145,884	13,283,091

Other income (expense):
Financial expense	(12,122)	2,908
Other expense	(2,137)	(46,510)
Other income	-	-
Total other income (expense)	(14,259)	(43,602)

Net income before income taxes	16,131,625	13,239,490

Income taxes	1,255	4,073

Net income	16,130,370	13,235,416

Foreign currency translation adjustment	1,581,337	1,076,580

Comprehensive income	$17,711,707	$14,311,997

Earnings per share – basic (2010- as restated)	$0.96	$0.85

Earnings per share – diluted (2010 – as restated)	$0.92	$0.77

Basic weighted average shares outstanding (2010 – as restated)	16,775,113	15,619,644

Diluted weighted average shares outstanding (2010 –as restated)	17,589,677	17,087,383

The accompanying notes are an integral part of this consolidated

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

						Retained Earnings		Accumulated Other		Total
	Preferred Stock		Common Stock		Additional Paid		Statutory	Comprehensive	Dividend	Stockholders' equity (deficit)
	Number	Amount	Number	Amount	In Capital	Unrestricted	Reserve	Income	Distribution	Equity (deficit)

Balance: December 31, 2009	-	-	13,785,902	1,379	135,721	4,216,433	978,777	689,084		6,021,393

Allocation to statutory reserve	-	-	-	-	-		0	-		-

Recapitalization due to reverse merger in February 2010	343,750	34	-	-	136,609	-	-	0		136,643

Reclass dividend payable to shareholders	-	-	-	-	10,915,576	-	-	-		10,915,576

Recapitalization due to reverse merger in July 2010	(343,750)	(34)	999,991	100	(66)	-	-	-		-

Share issuance for cash	-	-	1,989,220	199	4,153,870	-	-	0		4,154,069

Net income	-	-	-	-	-	13,235,416	-	-		13,235,416

Allocation to statutory reserve	-	-	-	-	-	(1,323,542)	1,323,542	-		-

Foreign currency translation adjustment	-	-	-	-	-	-	-	1,076,580		1,076,580

Balance: December 31, 2010	-	$-	16,775,113	1,678	15,341,710	16,128,307	2,302,318	1,765,664		35,539,678

Net income	-	-	-	-	-	16,130,370		-		16,130,370

Allocation to statutory reserve	-	-	-	-	-	(1,656,663)	1,656,636	-		-

Foreign currency translation adjustment	-	-	-	-	-	-	-	1,581,337		1,581,337

Balance: December 31, 2011	-	$-	16,775,113	$1,678	$15,341,710	$30,602,014	$3,958,981	$3,347,001		$53,251,385

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	DECEMBER 31,
	2011	2010

Net income	$16,130,370	$13,235,416
Adjustments to reconcile net income to net cash (used in) provided by operations:
Amortization	1,161,901	-
Bad debt (recovery) expenses	(6,603,000)	11,383,383
Depreciation	11,467	10,409
Cancellation of bonus payable	-	(1,834,144)
Changes in operating liabilities and assets:
Trade accounts receivable	(863,925)	691,967
Advances	(15,763,004)	(969,043)
Inventories	(350,384)	(394,398)
Other receivables	11,138,440	(5,367,019)
Trade accounts payable	(628)	397,232
Other payables	992,514	-
Customer deposit	(1,690,319)	(1,995,548)
Accrued expenses	(2,809,857)	2,717,704
Net cash provided by operating activities	1,353,575	17,875,958

Cash flows from investing activities:
Property, plant, and equipment additions	(490,838)	(38,208)
Construction in Progress	(5,617,368)	-
Restricted cash	77,500	(73,950)
Reduction of intangible assets	1,590,004	-
Acquisition of intangible assets	(947,918)	(20,883,480)
Cash received in reverse acquisition	-	136,643
Net cash used in investing activities	(5,388,620)	(20,858,995)

Cash flows from financing activities
Restricted cash	-	-
Share issued for cash	-	4,154,069
Related party receivable	65,255	(62,266)
Related party payable	2,836,917	-
Net cash provided by financing activities	2,902,172	4,091,803

Effect of rate changes on cash	78,610	52,599

Increase in cash and cash equivalents	(1,054,263)	1,161,365
Cash and cash equivalents, beginning of period	1,226,101	64,736
Cash and cash equivalents, end of period	$171,838	$1,226,101
Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$2,908
Income taxes paid in cash	$1,255	$4,073
Non-cash investing activities:	-	-
Cancellation of dividend payable from liability to additional paid in capital	$-	$10,915,576

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
During the years ended December 31, 2011, and 2010, the Company made advanced construction payment by incurring other payable inthe amount of:	$3,100,000	$-

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2011 and 2010

1.	Nature of Operations

China Electronics Holdings, Inc (the “Company” or “CEHD Nevada”), formerly named Buyonate, Inc., was incorporated in the State of Nevada on July 9, 2007 to engage in developing user-friendly/child friendly interactive digital software for children between the ages of 5 to 12 years old.

China Electronic Holdings, Inc (“CEH Delaware”) was organized on November 15, 2007, as a Delaware corporation.

Pursuant to the Share Transfer Agreement entered into on December 26, 2008 (the “2008 Share Transfer”) between the shareholders of Guoying (the “Guoying Shareholders”) and CEH Delaware, CEH Delaware acquired 40% of the outstanding equity securities of Guoying (the “Guoying Shares”) from all of the Guoying Shareholders in consideration for $60,000, equivalent to RMB 400,000. Pursuant to the Share Transfer Agreement entered into on February 2010 (the “2010 Share Transfer”) between Guoying Shareholders and CEH Delaware, CEH Delaware acquired the remaining 60% of the outstanding equity securities of Guoying Shares from all of the Guoying Shareholders in consideration for RMB 600,000 and Guoying Shareholders transferred and contributed all of their Guoying Shares to CEH Delaware. Guoying Shareholders contributed the Purchase Price to Guoying for working capital and general corporate purpose and as a result of the 2008 and 2010 Share Transfers, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware. The exchange of shares pursuant to the 2008 and 2010 Share Transfers was accounted for as a reverse acquisition at historical costs since the stockholders of Guoying obtained control of CEH Delaware and the management of Guoying became the management of CEH Delaware with the appointment of Mr. Hailong Liu (Chief Executive Officer of Guoying) as CEH Delaware’s sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. Accordingly, the merger of Guoying into CEH Delaware was recorded as a recapitalization of Guoying, with Guoying being treated as the continuing entity.  The historical financial statements presented are the financial statements of Guoying.

The Company entered into a Share Exchange Agreement, dated as of July 9, 2010 (the “Share Exchange Agreement”) with CEH Delaware and certain stockholders and warrant holders of CEH Delaware (the “CEH Delaware Stockholders”).  Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Delaware Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902   newly issued shares of the Company’s Common Stock  (including 13,665,902 shares of common stock issued pursuant to the Share Exchange Agreement dated July 22, 2010, and 120,000 shares of common stock issued to consultants related to their professional services) and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock. The shares of the Company’s common stock acquired by the CEH Delaware Stockholders in such transactions constitute approximately 86% of the Company’s issued and outstanding Common Stock giving effect to the share and warrant exchange and the sale of the Company’s Common Stock pursuant to the Subscription Agreement, but not including any outstanding purchase warrants to purchase shares of the Company’s common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, CEH Delaware purchased from the former principal stockholder of Buyonate an aggregate of 4 million shares of our common stock and then agreed to the cancellation of such shares.

The Share Exchange resulted in (i) a change in our control with a shareholder of CEH Delaware owning approximately 82.2%of issued and outstanding shares of the Company’s common stock, including the shares of common stock sold to PIPE investors pursuant to the Subscription Agreement, (ii) CEH Delaware becoming our wholly-owned subsidiary, and (iii) appointment of Mr. Hailong Liuas as the Company’s sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

In connection with the July 9, 2010 Share Exchange transactions, Hailong Liu, the officer, director and majority shareholder of Guoying and CEO and president of CEHD Nevada entered into a call option agreement (the “Call Option Agreement”) and voting trust agreement (the “Voting Trust Agreement”) with Sherry Li, the founder of CEH Delaware and nominee shareholder on behalf of Mr. Hailong Liu of CEH Delaware and CEHD Nevada, dated July 9, 2010. Pursuant to the Call Option Agreement, Mr. Liu received two-year options exercisable for 11,556,288 shares of common stock (the Option Shares) from Sherry Li and Mr. Liu shall have right and option to acquire 50% of Option Shares upon first filing of a quarterly report on Form 10-Q with the SEC on August 23, 2010 following the execution of the Share Exchange Agreement and 50% of the remaining Option Shares 2 years after such filing by August 23, 2012. Pursuant to the Voting Trust Agreement, Sherry Li, the nominee shareholder,  has not decision power to vote or dispose of the Option Shares without Mr. Liu’s consent. Pursuant to the terms of the Call Option Agreement, Mr. Liu received 5,778,144 shares in August 2010 from Ms. Sherry Liu pursuant to the vesting schedule set forth in the Call Option Agreement. Upon exercise of the options, Mr. Liu may purchase each share for $0.001 and if Mr. Liu exercises all of his options, he will own a majority of the Company’s outstanding shares of Common Stock.  The Call Option Agreement provides that Ms. Sherry Li shall not vote or dispose of the respective portion of the shares of common stock without Mr. Liu’s prior written consent.

The exchange of shares pursuant to the July 10, 2010 Share Exchange was accounted for as a reverse acquisition at historical cost since the controlling stockholder and beneficial owner of CEH Delaware obtained control of the Company and the management of CEH Delaware became the management of the Company. Mr, Liu, who maintained control of Guoying prior to the mergers and subsequently, obtained control of CEH Delaware pursuant to 2008 and 2010 Share Transfers, effectively obtained control of the Company upon completion of Share Exchange subject to the Voting Trust Agreement and Call Option Agreement.  Accordingly, the merger of CEH Delaware into the Company was recorded as a recapitalization of CEH Delaware, with CEH Delaware being treated as the continuing entity.  The historical financial statements presented are the financial statements of CEH Delaware which are in essence the financial statements of Guoying

2.	Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the company, its wholly owned subsidiary CEH Delaware, and its wholly owned subsidiary Guoying. The financial statements of co-operative stores (exclusive franchise stores and non-exclusive franchise stores) are not consolidated as these stores are independently managed and they have no right to return their purchased goods.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Deposits held in financial institutions in the PRC are not insured by any government entity or agency. The restricted cash of $0 represents amount deposited by the company against issuance of acceptance bill to its supplier. The Company issues acceptance bills to its suppliers through Chinese banks from time to time. Acceptance bills are in the form of notes payables that are written promises to pay stated sums of money at future dates. Standard practice in China requires Companies to maintain restricted deposits at those banks that issue acceptance bills to suppliers of the Company to ensure sufficient payment on demand.

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted for accounts receivable to $2,198,376 and $2,065,683 as of December 31, 2011 and December 31, 2010, respectively. We do not set a specific date for payments from customers. The Company reviews the balance periodically and decides the collection time based on the market condition, the Company’s cash position, the potential purpose from the customers, the amount of the sales, and other conditions.

	Beginning balance	Cost charged to expense	Reduction from reverses	Ending balance
December 31, 2010	$-	$2,065,683	$-	$2,065,683
December 31, 2011	$2,065,683	$132,693	$-	$2,198,376

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. The cost of the inventory includes that costs of acquiring electronic products sold plus freight in costs incurred acquiring the inventory.  The freight costs are allocated to the individual products purchased.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Inventories consist of the following:

	December 31, 2011	December 31, 2010
Electronic products	$1,804,870	$1,396,585

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2011, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

Revenue Recognition – Product Sales

The Company receives revenue from sale of electronic products. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). The Company recognizes all product sales revenue at the date of shipment to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes product sales revenue from our sales to exclusive franchise stores and non-exclusive franchise stores when the products are delivered to the respective store. Product sales to all co-operative stores are recorded at the gross amount billed to the store as we have determined that we are principal to the transaction because we are the primary obligor in the arrangement.

No return rights are granted to co-operative stores if they are unable to sell their purchased inventories to the end users. Additionally, our product sales from company-owned stores are covered by the respective manufacturers’ return and warranty policies and we receive full reimbursement for any costs associated with returns and warranty payments. As such, we do not estimate deductions or allowance for sales returns.

Our sales are covered by the manufacturers’ return and warranty policies and we receive a full reimbursement for costs associated with returns and warranty payments. Therefore, we do not estimate deductions or allowance for sales returns. The Company’s revenue from sales is presented as gross revenue. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned.  Revenue amounted to $0 and $1,926,811 as of December 31, 2011 and December 31, 2010, respectively.

Our products delivered to customers would be checked on site by customers and, once the products are accepted by customers, they will sign the acceptance notice. Rewards or incentives given to our retail customers or franchise stores are an adjustment of the selling prices of our products sold to our customers; therefore, the consideration is characterized as a reduction of revenue when recognized in our income statement.

The Company recognizes its revenues net of value-added taxes (“VAT”). Currently, the Company is exempt from VAT by the PRC Government and hence, a fixed annual amount of approximately $1,200 cover value added taxes.

Revenue Recognition – Franchise Fees

Franchise fees, including area development and initial franchise fees, continuing fees, and royalties (collectively referred to as “franchise fees”) received from co-operative stores (exclusive franchise stores and non-exclusive franchise stores) for the purpose of establishing new stores and royalties are charged to franchisees based on a percentage of a franchised store’s sales.

Franchise fees are accrued as unearned franchise revenue when received and are recognized as revenue when the respective franchised store opens, which is generally when we have fulfilled all significant obligations to the franchisee. Continuing fees and royalties are recognized in the period earned.

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging franchise fees, continuing fees and royalties to our co-operative stores as the Company. As such, total franchise fees for the years-ended December 31, 2011 and 2010 were 0.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of the products sold, including freight in charges on those goods.

Selling Expenses

Selling expenses include costs incurred in connection with performing general selling activities, such as sales commissions, freight-out charges, marketing and advertisement costs, shipping and handling costs, and sales salaries.

General and Administrative Expenses

General and administrative expenses include the costs of non-selling related salaries and related employee benefits, professional service fees, rent and depreciation, warehousing costs, office supplies, and bad debts expense.

Shipping and Handling Costs

ASC 605-45-20 ( formely EITF No. 00-10, “ Accounting for Shipping and Handling Fees and Costs ” ) establishes standards for the classification of shipping and handling costs. Shipping and Handling costs include shipping and handling costs related to shipping and handling our products from our warehouses to buyers’ designated locations at our exclusive or non-exclusive franchise stores, and company owned stores. Shipping and handling costs that are billed to customers are classified as revenue, while those costs not billed to customers are classified as selling expenses. Shipping and handling costs billed to customers and included within revenue for the years ended December 31, 2011 and 2010 were $0 because the Company did not charge any shipping and handling expenses from customers. Shipping and handling costs not billed to customers and included within selling expenses for the years ended December 31, 2011 and 2010 were $849,850 and $1,817,653, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $654,410 and $570,917 are included in selling, general and administrative expense for the years ended December 31, 2011 and 2010, respectively.

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

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. At December 31, 2011 and 2010, the cumulative translation adjustment of $3,347,001 and $1,765,664, respectively, was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the years ended December 31, 2011 and 2010, accumulated other comprehensive gain was $1,581,337 and $1,076,580, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of December 31, 2011 and 2010, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at December 31, 2011 and 2010.

ASC 740 clarifies the accounting and disclosure for uncertain tax positions and prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820.

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

There was no stock based compensation for the years ended December 31, 2011 and 2010.

Statement of Cash Flows

In accordance with ASC 230 (formerly SFAS No. 95 “Statement of Cash Flows”) cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

ASC 280 (formerly SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”) requires use of the management approach model for segment reporting. The Company uses the management approach model for segment reporting, which is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company has determined that its operations consist of three reportable business segments as all revenue is derived from customers in the People’s Republic of China (PRC) and all of the Company’s assets are located in PRC.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013.

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

Basic and Diluted Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2011 and 2010, the Company had 1,903,526 and 497,303 warrants outstanding that were anti-dilutive.

The following is a reconciliation of the basic and diluted earnings per share:

	For the year ended December 31,
	2011	2010
Net income for earnings per share	$16,130,370	$13,235,416

Weighted average shares used in basic computation	16,775,113	15,619,644

Diluted effect of preferred stock	-	-

Diluted effect of warrants	814,564	1,467,739

Weighted average shares used in diluted computation	17,589,677	17,087,383

Earnings per share, basic	$0.96	$0.85

Earnings per share, diluted	$0.92	$0.77

4.	Property and Equipment

  Property and equipment consisted of the following:

	December 31, 2011	December 31, 2010
Vehicle	$57,465	$38,426
Furniture and office equipment	353,651	15,677
Other assets	143,458	-
Total property and equipment	554,574	54,103
Accumulated depreciation	(23,467)	(11,394)
Net property and equipment	$531,107	$42,709

Depreciation expense included in selling, general and administrative expenses for the years ended December 31, 2011 and 2010 was $11,467 and $10,409, respectively.

5.	Other Receivables

Other receivables consisted of the following:

	December 31, 2011	December 31, 2010
Youbang Pharmaceutical	$4,722,000	$-
Deposit for office rent	31,480	-
Shanghai Pengbai Electronic Co., Ltd.	-	2,154,140
Anhui JuNeng Investment Security Co,.Ltd.	-	1,972,100
	$4,753,480	$4,126,240

As of December 31, 2011, loans receivable included the followings:

•
The loan receivable from Shanghai Pengbai Electronic Co., Ltd. (“Pengbai”) is secured by assets of Pengbai, interest free, with original payments due in four equal installments from October 2013 to October 2017 of approximately $9.8 million in total. As of December 31, 2011, the balance was approximately $3 million and fully reserved .

•
The loan receivable from Anhui JuNeng Investment Security Co,.Ltd. (“Anhui Juneng”) is guaranteed by an unrelated party, bearing interest at 9% and is due on December 31, 2011. The loan from Anhui JuNeng has been received in full by December 31, 2011.

An allowance for loans receivable is recorded when circumstances indicate that collection of all or a portion of a specific balance is unrecoverable. The Company provides for allowances on other accounts receivable on a specific identification basis. Certain other loans receivable amounts are charged off against the allowance after a sufficient period of collection efforts. Subsequent cash recoveries are recognized as other income in the period when they occur. The Company determined that no allowance was necessary as of December 31, 2011 and 2010.

6.	Due From Related Parties

Due from related parties amounted $0 and $63,866 as of December 31, 2011 and 2010, respectively. Related party receivables are mainly travel expenses to CEO, interest free, unsecured, due on demand.

7.	Advances

The current advances to suppliers amounted to $6,722,052 and $993,941 as of December 31, 2011 and 2010, respectively.

Long term advances related to constructionamounted to $13,464,311 and $0 as of December 31, 2011 and 2010, respectively.

8.	Intangible Assets

Intangible assets amounted to $15,711,584 and $21,459,193 as of December 31, 2011 and December 31, 2010, respectively. Intangible assets consisted of the following:

	December 31, 2011	December 31, 2010
Trade mark	$1,322	$-
Land use rights	16,890,153	21,459,193
Less accumulated amortization	(1,179,891)	-
Land use rights, net	$15,711,584	$21,459,193

The Chinese government owns all land in the PRC. However, the government grants "land use rights" for terms ranging from 20 to 50 years. The Company is amortizing the cost of land use rights over the usage terms. Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2011, the Company determined that there had been no impairment.

Approximately $15,740,000 was paid to an unrelated party - Pingqiao Industrial Park in Luan city, Anhui Province, China - for acquiring land use rights. The Company intends to construct a factory, research and development center and a commercial center on this land.

Approximately $6,296,000 was paid to Youbang Pharmaceuticals Co., Ltd., an unrelated party for acquiring land use rights as of December 31, 2010. The Company intended to build a warehouse and distribution center on this land. Then $1,574,000 of this $6,296,000 was returned to the Company during the year ended December 31, 2011. As of December 31, 2011, the balance of $4,722,000 is booked in other receivable and the company expects to receive such receivables by December 2012. The agreement was canceled due to the seller’s failure to provide land use right certificate.

As of December 31, 2011, the Company leased a land use right of 503 Chinese acres of land with a twenty years term for the company’s agricultural and forestry business with a cost of approximately $189,000, and the Company leased another 5,006 Chinese acres of land located in Yumin Village, Sun Gang County, Jin An District with a thirty years term with a cost of approximately $961, 000, as Guoying agricultural and forestry land to grow oil-tea camellia plants.

Amortization expenses amounted $1,161,901 and $0 for the years ended December 31, 2011 and 2010, respectively. The Company does not have amortization expenses for the year ended December 31, 2010 because in 2010 the land use right are advances for land use right for the year ended December 31, 2010.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2011	December 31, 2010
Accounts payable	$-	$615
Accrued payroll	94,482	64,576
Accrued litigation	143,000	143,000
	$237,482	$208,191

10.	Other Payable

Other payable amounted to 4,806,278 and $75,194 as of December 31, 2011 and 2010, respectively. As of December 31, 2011, other payable include a deposit of $1,403,730 from customers to join the Franchise store network, but those stores have withdrawn in 2011.

11.	Stockholders’ Equity

On December 26, 2008, the shareholders of Guoying entered into a share transfer agreement with CEH Delaware to transfer 40% of their shares of Guoying Electronic Group Co, Ltd. to CEH Delaware for a consideration of RMB 400,000 (approximately $60,000). The shareholders of Guoying also entered into another share transfer agreement with CEH Delaware in February 2010 to transfer the rest of their shares (60%) to CEH Delaware for a consideration of RMB 600,000 (together with the previously paid RMB 400,000, referred to as “Purchase Price”), Guoying Shareholders contributed the Purchase Price to Guoying for working capital and general corporate purpose and as a result of the 2008 and 2010 Share Transfers, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware.

The Company entered into a Share Exchange Agreement, dated as of July 9, 2010 (the “Share Exchange Agreement”) with CEH Delaware and certain stockholders and warrant holders of CEH Delaware (the “CEH Delaware Stockholders”).  Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Delaware Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902   newly issued shares of the Company’s Common Stock  (including 13,665,902 shares of common stock issued pursuant to the Share Exchange Agreement dated July 22, 2010, and 120,000 shares of common stock issued to consultants related to their professional services) and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock. The shares of the Company’s common stock acquired by the CEH Delaware Stockholders in such transactions constitute approximately 82.2% of the Company’s issued and outstanding Common Stock giving effect to the share and warrant exchange and the sale of the Company’s Common Stock pursuant to the Subscription Agreement, but not including any outstanding purchase warrants to purchase shares of the Company’s common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, CEH Delaware purchased from the former principal stockholder of Buyonate an aggregate of 4 million shares of our common stock and then agreed to the cancellation of such shares.

The Share Exchange resulted in (i) a change in our control with a shareholder of CEH Delaware owning approximately 82.2%of issued and outstanding shares of the Company’s common stock, including the shares of common stock sold to PIPE investors pursuant to the Subscription Agreement, (ii) CEH Delaware becoming our wholly-owned subsidiary, and (iii) appointment of Mr. Hailong Liuas as the Company’s sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

The exchange of shares pursuant to the July 10, 2010 Share Exchange was accounted for as a reverse acquisition at historical cost since the controlling stockholder and beneficial owner of CEH Delaware obtained control of the Company and the management of CEH Delaware became the management of the Company. Mr, Liu, who maintained control of Guoying prior to the mergers and subsequently, obtained control of CEH Delaware pursuant to 2008 and 2010 Share Transfers, effectively obtained control of the Company upon completion of Share Exchange subject to the Voting Trust Agreement and Call Option Agreement.

Shares issued for cash

There were no stock issuances during the year ended December 31, 2011.

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

On July 9, 2010, in connection with the Share Subscription, the Company issued 499,403 series C warrants with an exercise price of $3.70 and a 3-year term to investors. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

On July 9, 2010, in connection with the Share Purchase Agreement, the Company issued 499,403 series D warrants with an exercise price of $4.75 and a 3-year term to a professional who held warrants with CEH Delaware. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

On July 9, 2010, in connection with the Share Exchange Agreement between the Company and CEH Delaware, the Company issued 1,000,000 series E warrants with an exercise price of $0.25. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

On July 13, 2010, in connection with the Share Subscription Agreement, the Company issued to Hunter Wise, a placement agent series F warrants to purchase 31,429 shares of Common Stock exercisable for a period of five years at an exercise price of $1.75 per share and series F warrants to purchase 94,329 shares of Common Stock exercisable for a period of five years at an exercise price of $2.64 per share. In connection with the subscription, the Company issued to American Capital Partners, a placement agent series F warrants to purchase 104,592 shares of Common Stock exercisable for a period of five years at an exercise price $2.64 per share.

On July 9, 2010, in connection with share issuance, the Company issued 50,000 series G warrants with an exercise price of $2.64 and a 3-year term to a professional firm. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

The fair value of the Series C and Series D warrants that were issued as part of the Company’s July 2010 private placements were $393,592 and $113,680, respectively.  The fair value of the Series E and Series F warrants that were issued to the placement agent in July 2010 were $4,119,275 and $435,901, respectively.  The fair value of the Series G warrants that were issued to a professional firm in July 2010 was $87,538.  The total fair value of the warrant issued was $5,149,986, however, all of these warrants were issued to investors in the private placement, the placement agent or a professional firm that performed services directly related to the private placement.  The recording of the value of these warrants had no impact in the financial statements as the entry was to debit and credit additional paid in capital for the value of the warrants of $5,149,986.

Warrants consisted of the following:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life	Intrinsic value
Outstanding, December 31, 2009	-	-	$-	-	$-
Granted	2,903,526	2,903,526	2.30	3.85	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, December 31, 2010	2,903,526	2,903,526	2.30	3.41	-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, December 31, 2011	2,903,526	2,903,526	$2.30	2.41	$230,000

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2011	December 31, 2010
Series A, B, C, D, G
Annual dividend yield	-	-
Expected life (years)	2.00	3.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

	December 31, 2011	December 31, 2010
Series E, F
Annual dividend yield	-	-
Expected life (years)	4.00	5.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

12.	Statutory Reserve Fund

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended December 31, 2011 and 2010, the Company transferred $1,656,663 and $1,455,369, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund. For the years ended December 31, 2011 and 2010, the Company transferred $0 and $0, respectively, to this reserve.

13.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan. The total expense for the above plan was $36,419 and $14,869 for the years ended December 31, 2011 and 2010, respectively.

14.	Other Expense

Other expense for the years ended December 31, 2011 and 2010 are as follows:

	For the years ended December 31,
	2011	2010
Other expense:
Financial expense	$(12,122)	$2,908
Other income	-	-
Other expense	(2,137)	(46,510)
Total other expense	$(14,259)	$(43,602)

Other expense for the year ended December 31, 2010 amounted to $14,259. It was mainly consisted of financial expenses.

Other expense for the year ended December 31, 2010 amounted to $43,602. It was mainly consisted of  donation to charities.

15.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions – the People’s Republic of China and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2011. Accordingly, the Company has no net deferred tax assets.

Our effective tax rates were approximately 0% and 0% for the years ended December 31, 2011 and 2010, respectively. Currently the local government and central government tax benefit will expire on December 31, 2012 and December 31, 2013, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2011 and 2010:

	2011	2010

U.S. Statutory rates	34.00%	34.00%

Foreign income not recognized in USA	(34.00)	(34.00)

China income taxes	25.00	25.00

China income tax exemption	(25.00)	(25.00)

Total provision for income taxes	0.00%	0.00%

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2011 and 2010:

For the years ended December 31
	2011	2010
US current income tax expense (benefit)
Federal	$—	$—
State	$—	$—
PRC current income tax expense (benefit)	$—	$—
Total provision for income tax	$—	$—

United States of America

As of December 31, 2011, the Company in the United States had approximately $2,369,773 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2011 consists mainly of net operating loss incurred in 2011 and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2011 and December 31, 2010.

	As of December 31
	2011	2010
Net operation loss carry forward	$(2,369,773)	$(1,318,276)
Total deferred tax assets	782,025	435,031
Less: valuation allowance	(782,025)	(435,031)
Net deferred tax assets	—	—
Change in valuation allowance	$—	$—

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on September 2, 2007 providing that Guoying is subject to income tax and VAT benefit treatment of reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from October 1, 2007 until December 31, 2010. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment of reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013. However, according to the approval, Guoying has option to pay more tax per year at its discretion. Therefore, currently, Guoying is charged at a fixed annual amount of reduced tax rate of no less than RMB7, 500 per year that changes every year to cover all types of taxes including income taxes. The income tax expenses for the years ended December 31, 2011 and 2010 are $1,255 and $4,073, respectively. There were no significant book and tax basis differences.

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

For the years ended December 31, 2011 and 2010, there is no major customer that individually comprised more than 10% of the Company’s total sales.

There are two major vendor accounting for over 10% of the Company’s total purchases for the year ended December 31, 2011, with Shangdong Huangming Solar Power Sales Co. accounting for 45%, Hefei Ririshun Sales Co. accounting for 10%. The accounts payable balance as of December 31, 2011 for this one vendor was $0. There are three major vendors each accounting for over 10% of the Company’s total purchases for the year ended December 31, 2010, with Shangdong Huangming Solar Power Sales Co. accounting for 43%, Jiangsu Huayang Solar Power Sales Co. accounting for 17%, and Yangzhou Huiyin Ltd. accounting for12%. The accounts payable balance as of December 31, 2010 for these three vendors was $0.

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company is in litigation with its prior attorney, who commenced an action against  the company in the Supreme Court of the State of New York County of New York for approximately $145,308.14 plus accrued interest for legal services provided to China Financial Services, a financial advisory firm, on behalf of the Company. The Company intends to contest this action. According to the litigation time schedule, we do not expect a judgment to be entered as to the outcome of this litigation by December 2012 as possibly the earliest. The Company believes that there are defenses available to the Company. This amount has been accrued as of December 31, 2011 and is included in accrued expenses.

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
 The Company entered  into a Settlement Agreement dated December 6, 2011, wherein it agreed to pay an aggregate of $262,500 due to the Company’s failure to obtain the effectiveness of  an S-1 Registration Statement by the agreed upon date.  The $262,500 is to be paid in three installments with the final installment due March 31, 2012.  In consideration of such amount the investors waived their right to bring any actions against the Company, CEH Delaware or Guoying for damages due to the Company’s inability to cause the Registration Statement to be effective in a timely manner and any subsequent damages that might have become due under Section 9(d) of their Subscription Agreements. The investors further agreed to waive their rights to declare any future Event of Default under Section 7(o) “Further Registration Statements”, Section 7(r) “Uplisting” and Section 9(d) “Non-Registration Events” of their Subscription Agreements.  The Company has made payment of Liquidated Damages in amount of $72,812.50 as of December 31, 2011. The Company will continue to negotiate the penalty payment wth investors and assess the likelihood of payments under this arrangement.

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $143,743 and $55,308 for the years ended December 31, 2011 and 2010 respectively.

The lease expenses for the next five years are estimated to be as follows:

2012	$156,808
2013	133,615
2014	40,176
2015	12,276
2016	12,276
Thereafter	8,184
Total	$363,335

17.	China Electronics Holdings, Inc (Parent Company)

Under PRC regulations, the Company’s operating subsidiary, Guoying, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC (“PRC GAAP”). In addition, Guoying is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of income tax to be contributed to the statutory general reserve is at Guoying’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. Further, Guoying is also required to allocate 5% of the profit after tax, determined in accordance with PRC GAAP, to the statutory public welfare fund which is restricted to be used for capital expenditures for staff welfare facilities owned by the Company. The statutory public welfare fund is not available for distribution to equity owners (except in liquidation) and may not be transferred in the form of loans, advances, or cash dividends. As of December 31, 2011, an aggregate amount of $3,958,981 has been appropriated from retained earnings and set aside for statutory general reserve and public welfare fund, by Guoying.

As of December 31, 2011, the amount of restricted net assets of Guoying, which may not be transferred to the Company in the form of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 7.43% of the Company’s consolidated net assets as discussed above. In addition, the current foreign exchange control policies applicable in the PRC also restrict the transfer of assets or dividends outside the PRC.

The following presents condensed unaudited unconsolidated financial information of the Parent Company only.

Condensed unaudited Balance Sheet as of December 31, 2011 and 2010

	2011	2010
Current assets	$3,339,253	$3,775,718

Current liabilities	$143,000	$143,000
Total stockholders' equity	3,196,253	3,632,718
Total liabilities and shareholders’ equity	$3,339,253	$3,775,718

Condensed unaudited Statements of Operations (For the years ended December 31, 2011 and 2010)

	2011	2010
Revenues	$-	$-
General and administrative expenses	436,465	521,351
Loss before equity in undistributed earnings of subsidiaries	(436,465)	(521,351)
Equity in earnings of subsidiaries	18,622,270	12,301,398
Net income (loss)	$18,185,805	$11,780,047

Condensed unaudited Statement of Cash Flows (For the year ended December 31, 2011 and 2010)

	2011	2010
Net Income (loss)	$16,130,370	$13,235,416
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Equity in earnings of subsidiaries	(16,566,631)	(13,756,767)
Changes in operating liabilities and assets:
Trade accounts payable	-	(3,638,309)
Other receivable	226,896	-
Other payable	150,758	-
Net cash provided by (used in) operating activities	-	(4,154,069)

Cash flows from financing activities
Share issued for cash	-	4,154,069
Net cash provided by financing activities	-	4,154,069

Effect of rate changes on cash	-	-

Increase in cash and cash equivalents	-	(5,591)
Cash and cash equivalents, beginning of period	-	5,591
Cash and cash equivalents, end of period	$-	$-

18.	Restatement Earnings per Share Computation 2010

The Company has restated its earnings per share calculation for the year ended December 31, 2010 to take into account certain computational errors that were made in the prior calculation.

19.	Segment information
ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During 2011 and 2010, the Company was organized into three main business segments: (1) Exclusive franchise stores, (2) Non-exclusive franchise stores, and (3) Company owned stores. The following table presents a summary of operating information and certain year-end balance sheet information as of December 31, 2011 and 2010, respectively.

	December 31
	2011	2010
Revenues from unaffiliated customers:
Exclusive franchise stores	$47,221,802 -	$41,106,879
Non-exclusive stores	47,172,272	48,576,322
Company owned stores	9,821,329	24,488,245
Consolidated	$104,215,403	$114,171,446
Gross Profit:
Exclusive franchise stores	$6,865,503	$7,924,374
Non-exclusive stores	7,121,130	11,522,367
Company owned stores	1,705,341	9,131,625
Consolidated	$15,691,974	28,578,366

Identifiable assets:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	58,295,145	37,749,874
Consolidated	$58,295,145	$37,749,874
Depreciation and amortization:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	1,173,368	10,409
Consolidated	$100,766	$199,679
Capital expenditures:
Exclusive franchise stores	$-	$--
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	7,056,124	20,921,688
Consolidated	$7,056,124	$20,921,688

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELECTRONICS HOLDINGS, INC.

By:	/s/ Hailong Liu
Name: Hailong Liu
Title: Chairman, Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Date:  April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/	Chairman, Chief Executive Officer and President & Chief Financial Officer	April 16, 2012
Hailong Liu

/s/	Vice President and Director	April 16, 2012
Haibo Liu

EXHIBIT INDEX

Number	Description
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

4.2	Form of Warrant of China Electronics Holdings, Inc. (formerly, Buyonate, Inc.) issued on July 15, 2010. Incorporated by reference to Exhibit 4.2 to the July 2010 8-K.

4.3	Chairman Lock-up Agreement between China Electronics Holdings, Inc. (formerly, Buyonate, Inc.) and Hailong Liu, dated July 9, 2010. Incorporated by reference to Exhibit 4.3 to the July 2010 8-K.

4.4	Specimen of Common Stock certificate. Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 (File No. 333-169968) filed on October 15, 2010.

10.1	Call Option Agreement between Sherry Li and Hailong Liu, dated as July 9, 2010. Incorporated by reference to Exhibit 10.1 to the July 2010 8-K.

10.2	Voting Trust Agreement between Sherry Li and Hailong Liu, dated as July 9, 2010 Incorporated by reference to Exhibit 10.2 to the July 2010 8-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer.*

________________
*	filed herewith