Form 10-Q
period 2012-03-31
China Electronics Holdings, Inc.
filed 2012-05-15
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-152535

CHINA ELECTRONICS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	98-0550385 (I.R.S. Employer Identification No.)

Building 3, Binhe District, Longhe East Road, Lu’an City, Anhui Province, PRC (Address of Principal Executive Offices)	237000 (ZIP Code)

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
Yes ☐                      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,775,113 as of May 10, 2012.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

●	our ability to produce, market and generate sales of our private label products;

●	our ability to market and generate sales of the products that we sell as a wholesaler;

●	our ability to develop, acquire and/or introduce new products;

●	our projected future sales, profitability and other financial metrics;

●	our future financing plans;

●	our plans for expansion of our stores and manufacturing facilities;

●	our anticipated needs for working capital;

●	the anticipated trends in our industry;

●	our ability to expand our sales and marketing capability;

●	acquisitions of other companies or assets that we might undertake in the future;

●	our operations in China and the regulatory, economic and political conditions in China;

●	our ability as a U.S. company to operate our business in China through our subsidiary, Guoying;

●	competition existing today or that will likely arise in the future; and

●	other factors discussed elsewhere herein.

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

PART I.
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$39,619	$171,838
Trade accounts receivable, net of allowance for doubtful accounts of $2,217,921 and $2,198,376, respectively	10,929,198	9,431,556
Other receivable	4,796,078	4,753,480
Advances	3,743,653	6,722,052
Inventories, net	2,318,546	1,804,870
Total current assets	21,827,094	22,883,796

Noncurrent assets
Property and equipment, net	563,223	531,107
Construction in progress	6,103,680	5,704,347
Advances - Long term	13,584,070	13,464,311
Intangible assets	15,693,082	15,711,584
Total noncurrent assets	35,944,055	35,411,349

Total assets	$57,771,149	$58,295,145

Liabilities and Stockholders' Equity
Current liabilities :
Accounts payable and accrued expenses	$96,574	$237,482
Other payable	3,577,890	4,806,278
Unearned revenue	458,397	-
Total current liabilities	4,132,861	5,043,760

Total liabilities	4,132,861	5,043,760

Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares and 16,775,113 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,678	1,678
Additional paid in capital	15,341,710	15,341,710
Retained earnings	30,508,111	30,602,014
Statutory reserve	3,958,981	3,958,981
Accumulated other comprehensive income	3,827,808	3,347,001
Total stockholders' equity	53,638,288	53,251,385

Total liabilities and stockholders' equity	$57,771,149	$58,295,145

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	MARCH 31,
	2012	2011

Net revenue from exclusive franchise stores	$9,780,970	$11,806,390
Net revenue from non-exclusive franchise stores	3,057,228	7,788,313
Net revenue from company owned stores	660,298	1,258,349
Net Revenue	13,498,496	20,853,052

Cost of goods sold from exclusive franchise stores	9,130,330	9,934,301
Cost of goods sold from non-exclusive franchise stores	2,854,158	6,549,382
Cost of goods sold from company owned stores	605,830	1,052,616
Cost of goods sold	12,590,318	17,536,299

Gross profit	908,178	3,316,753
Operating expenses:
Selling expense	483,774	116,546
General and administrative expenses	517,492	388,324
Total Operating Expenses	1,001,266	504,870

Net operating income (loss)	(93,088)	2,811,883

Other income (expense):
Financial expense	(815)	779
Other expense	-	(2,039)
Other income	-	761
Total other expense	(815)	(499)

Net income (loss) before income taxes	(93,903)	2,811,384

Income taxes	-	172

Net income (loss)	(93,903)	2,811,212

Foreign currency translation adjustment	480,807	240,628

Comprehensive income	$386,904	$3,051,840

Earnings (loss) per share - basic	$(0.01)	$0.17

Earnings (loss) per share - diluted	$(0.01)	$0.16

Basic weighted average shares outstanding	16,775,113	16,775,113

Diluted weighted average shares outstanding	16,775,113	17,818,335

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	MARCH 31,
	2012	2011

Net income (loss)	$(93,903)	$2,811,212
Adjustments to reconcile net income to net cash provided by operations:
Amortization	157,951	24,733
Depreciation	4,026	2,137
Changes in operating liabilities and assets:
Trade accounts receivable	(1,411,082)	(1,249,942)
Advances	3,032,449	(2,498,460)
Inventories	(496,683)	(3,113,835)
Other receivables	5,832	4,139,840
Trade accounts payable	-	429,616
Other payables	(1,411,521)	-
Customer deposit	457,531	(17,046)
Accrued expenses	1,250	(744)
Net cash provided by operating activities	245,850	527,510

Cash flows from investing activities:
Property, plant, and equipment additions	(31,367)	(10,264)
Construction in Progress	(347,937)	-
Restricted cash	-	76,100
Acquisition of intangible assets	-	(15,220)
Advances for land		-
Net cash (used in) provided by investing activities	(379,304)	50,616

Cash flows from financing activities
Related party receivable	-	64,076
Net cash provided by financing activities	-	64,076

Effect of rate changes on cash	1,235	6,283

(Decrease) increase in cash and cash equivalents	(132,219)	648,486
Cash and cash equivalents, beginning of period	171,838	1,226,101
Cash and cash equivalents, end of period	$39,619	$1,874,587

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$779
Income taxes paid in cash	$-	$172

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1.	Nature of Operations

China Electronics Holdings, Inc (the “Company” or “CEHD Nevada”), formerly named Buyonate, Inc., was a development stage company incorporated in the State of Nevada on July 9, 2007. Upon consummation of Share Transfer and Share Exchange transactions, the Company currently engages in wholesale and retail business of consumer electronics and appliances in certain rural markets in the People’s Republic of China.

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

The Share Exchange resulted in (i) a change in our control with a shareholder of CEH Delaware owning approximately 82.2% of issued and outstanding shares of the Company’s common stock, including the shares of common stock sold to PIPE investors pursuant to the Subscription Agreement, (ii) CEH Delaware becoming our wholly-owned subsidiary, and (iii) appointment of Mr. Hailong Liu as the Company’s sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

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

The exchange of shares pursuant to the July 10, 2010 Share Exchange was accounted for as a reverse acquisition at historical cost since the controlling stockholder and beneficial owner of CEH Delaware obtained control of the Company and the management of CEH Delaware became the management of the Company. Mr, Liu, who maintained control of Guoying prior to the mergers and subsequently, obtained control of CEH Delaware pursuant to 2008 and 2010 Share Transfers, effectively obtained control of the Company upon completion of Share Exchange subject to the Voting Trust Agreement and Call Option Agreement. Accordingly, the merger of CEH Delaware into the Company was recorded as a recapitalization of CEH Delaware, with CEH Delaware being treated as the continuing entity.  The historical financial statements presented are the financial statements of CEH Delaware which are in essence the financial statements of Guoying.

2.	Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The functional currency is the Chinese Renminbi (“RMB”); however the accompanying financial statements have been translated and presented in United States Dollars (“USD”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2011 Form 10-K filed on April 16, 2012 with the U.S. Securities and Exchange Commission.

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

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted for accounts receivable to $2,217,921 and $2,198,376 as of March 31, 2012 and December 31, 2011, respectively. We do not set a specific date for payments from customers. The Company reviews the balance periodically and decides the collection time based on the market condition, the Company’s cash position, the potential purpose from the customers, the amount of the sales, and other conditions.

	Beginning balance	Cost charged to expense	Reduction from reverses	Ending balance
December 31, 2011	$2,065,683	$132,693	$-	$2,198,376
March 31, 2012	$2,198,376	$19,545	$-	$2,217,921

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

	March 31, 2012	December 31, 2011
Electronic products	$2,318,546	$1,804,870

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2012, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

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

No return rights are granted to franchise stores if they are unable to sell their purchased inventories to the end users. Additionally, our product sales from company-owned stores are covered by the respective manufacturers’ return and warranty policies and we receive full reimbursement for any costs associated with returns and warranty payments. As such, we do not estimate deductions or allowance for sales returns. The Company’s revenue from sales is presented as gross revenue. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $458,397 and $0 as of March 31, 2012 and December 31, 2011, respectively.

Our products delivered to franchise stores would be checked on site by such stores and, once the products are accepted by such stores , they will sign the acceptance notice. Rewards or incentives given to our retail franchise stores are an adjustment of the selling prices of our products sold to our customers; therefore, the consideration is characterized as a reduction of revenue when recognized in our income statement.

The Company recognizes its revenues net of value-added taxes (“VAT”). Currently, the Company is  subject to beneficial treatment of income tax and VAT approved by the local Government and hence, a reduced fixed annual tax rate in amount of no more than approximately $1,200 cover income tax and value added taxes.

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

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging franchise fees, continuing fees and royalties to our exclusive stores.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of the products sold, including freight in charges on those goods.

Selling Expenses

Selling expenses include costs incurred in connection with performing general selling activities, such as sales commissions, freight-out charges, marketing and advertisement costs, shipping and handling costs, and sales salaries.

General and Administrative Expenses

General and administrative expenses include the costs of non-selling related salaries and related employee benefits, professional service fees, rent and depreciation, warehousing costs, office supplies, bad debts expense, sales advertising, and amortization of intangible assets (land).

Shipping and Handling Costs

ASC 605-45-20 ( formely EITF No. 00-10, “ Accounting for Shipping and Handling Fees and Costs ” ) establishes standards for the classification of shipping and handling costs. Shipping and Handling costs include shipping and handling costs related to shipping and handling our products from our warehouses to buyers’ designated locations at our exclusive or non-exclusive franchise stores, and company owned stores (collectively referred to as the “Stores”). Shipping and handling costs that are billed to Stores are classified as revenue, while those costs not billed to Stores are classified as selling expenses. Shipping and handling costs billed to Stores and included within revenue for the three months ended March 31, 2012 and 2011 were $0 because the Company did not charge any shipping and handling expenses from Stores. Shipping and handling costs not billed to Stores and included within selling expenses for the three months ended March 31, 2012 and 2011 were $189,972 and $68,282, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $25,593 and $9,117 are included in selling, general and administrative expense for the three months ended March 31, 2012 and 2011, respectively.

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

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. At March 31, 2012 and December 31, 2011, the cumulative translation adjustment of $3,827,808 and $3,347,001, respectively, was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the three months ended March 31, 2012 and 2011, accumulated other comprehensive gain was $480,807 and $240,628, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of March 31, 2012 and December 31, 2011, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at March 31, 2012 and December 31, 2011.

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

There was no stock based compensation for the three months ended March 31, 2012 and 2011.

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

3.	Basic and Diluted Earnings (Loss) Per Share

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At March 31, 2012 and March 31, 2011, the Company had 0 and 1,035,222 warrants outstanding that were anti-dilutive.

The following is a reconciliation of the basic and diluted earnings (loss) per share:

	For the three months ended March 31,
	2012	2011
Net income (loss) for earnings per share	$(93,903)	$2,811,212

Weighted average shares used in basic computation	16,775,113	16,775,113

Diluted effect of preferred stock	-	-

Diluted effect of warrants	-	1,035,222

Weighted average shares used in diluted computation	16,775,113	17,818,335

Earnings (loss) per share, basic	$(0.01)	$0.17

Earnings (loss) per share, diluted	$(0.01)	$0.16

4.	Property and Equipment

Property and equipment consisted of the following:

	March 31, 2012	December 31, 2011
Vehicle	$57,976	$57,465
Furniture and office equipment	360,529	353,651
Other assets	172,428	143,458
Total property and equipment	590,933	554,574
Accumulated depreciation	(27,710)	(23,467)
Net property and equipment	$563,223	$531,107

Depreciation expense included in selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 was $4,026 and $2,137, respectively.

5.	Other Receivables

Other receivables consisted of the following:

	March 31, 2012	December 31, 2011
Youbang Pharmaceutical	$4,764,378	$4,722,000
Deposit for office rent	31,700	31,480
	$4,796,078	$4,753,480

An allowance for loans receivable is recorded when circumstances indicate that collection of all or a portion of a specific balance is unrecoverable. The Company provides for allowances on other accounts receivable on a specific identification basis. Certain other loans receivable amounts are charged off against the allowance after a sufficient period of collection efforts. Subsequent cash recoveries are recognized as a reduction in general and administrative expenses in the period when they occur. The Company determined that no allowance was necessary as of March 31, 2012 and December 31, 2011.
6.	Advances

The current advances to suppliers amounted to $3,743,653 and $6,722,052 as of March 31, 2012 and December 31, 2011, respectively.

Long term advances related to construction amounted to $13,584,070 and $13,464,311 as of March 31, 2012 and December 31, 2011, respectively.

7.	Intangible Assets

Intangible assets amounted to $15,693, 802 and $15,711,584 as of March 31, 2012 and December 31, 2011, respectively. Intangible assets consisted of the following:

	March 31, 2012	December 31, 2011
Trade mark	$1,334	$1,322
Land use rights	17,040,383	16,890,153
Less accumulated amortization	(1,348,635)	(1,179,891)
Land use rights, net	$15,693,082	$15,711,584

The Chinese government owns all land in the PRC. However, the government grants "land use rights" for terms ranging from 20 to 50 years. The Company is amortizing the cost of land use rights over the usage terms. Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2012, the Company determined that there had been no impairment.

Approximately $15,740,000 was paid to an unrelated party - Pingqiao Industrial Park in Luan city, Anhui Province, China - for acquiring land use rights. The Company intends to construct a factory, research and development center and a commercial center on this land.

Approximately $6,296,000 was paid to Youbang Pharmaceuticals Co., Ltd., an unrelated party for acquiring land use rights as of December 31, 2010. The Company intended to build a warehouse and distribution center on this land. The $0 and $1,574,000 of this $6,296,000 was returned to the Company during the three months ended March 31, 2012 and fiscal year ended December 31 2011 respectively. As of March 31, 2012, the balance of $4,722,000 is booked in other receivable and the company expects to receive such receivables by December 2012. The agreement was canceled due to the seller’s failure to provide land use right certificate.

As of March 31, 2012, the Company leased a land use right of 503 Chinese acres of land with a twenty years term for the company’s agricultural and forestry business with a cost of approximately $189,000, and the Company leased another 5,006 Chinese acres of land located in Yumin Village, Sun Gang County, Jin An District with a thirty years term with a cost of approximately $961, 000, as Guoying agricultural and forestry land to grow oil-tea camellia plants.

Amortization expenses amounted $157,951 and $0 for the three months ended March 31, 2012 and 2011, respectively.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
Accounts payable	$-	$-
Accrued payroll	96,574	94,482
Accrued litigation	-	143,000
	$96,574	$237,482

9.	Other Payable

Other payable amounted to $3,577,890 and $4,806,278 as of March 31, 2012 and December 31,
2011, respectively.

10.	Stockholders’ Equity

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

The Share Exchange resulted in (i) a change in our control with a shareholder of CEH Delaware owning approximately 86%of issued and outstanding shares of the Company’s common stock, including the shares of common stock sold to PIPE investors pursuant to the Subscription Agreement, (ii) CEH Delaware becoming our wholly-owned subsidiary, and (iii) appointment of Mr. Hailong Liuas as the Company’s sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

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

Shares issued for cash

There were no stock issuances during the three months ended March 31, 2012.

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

Warrants consisted of the following:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life	Intrinsic Value
Outstanding, December 31, 2010	2,903,526	$2,903,526	$2.30	$3.41	$-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, December 31, 2011	2,903,526	2,903,526	2.30	2.41	-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, March 31, 2012	2,903,526	2,903,526	$2.30	2.16	$-

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2012	December 31, 2011
Series A, B, C, D, G
Annual dividend yield	-	-
Expected life (years)	1.75	2.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

	March 31, 2012	December 31, 2011
Series E, F
Annual dividend yield	-	-
Expected life (years)	3.75	4.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

11.	Statutory Reserve Fund

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended March 31, 2012 and 2011, the Company transferred $0 and $296,184, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund. For the three months ended March 31, 2012 and 2011, the Company transferred $0 and $0, respectively, to this reserve.

12.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan. The total expense for the above plan was $31,809 and $5,277 for the three months ended March 31, 2012 and 2011, respectively.

13.	Other Expense

Other expense for the three months ended March 31, 2012 and 2011 are as follows:

	For the three months ended March 31,
	2012	2011
Other expense:
Financial (expense) income	$(815)	$779
Other income	-	761
Other expense	-	(2,039)
Total other expense	$(815)	$(499)

Other expense for the three months ended March 31, 2012 amounted to $815. It consisted of financial expenses.

Other expense for the three months ended March 31, 2011 amounted to $499. It consisted of donation to charities of $2,039.

14.	Income Tax

Our effective tax rates were approximately 0% and 0% for the three months ended March 31, 2012 and   2011, respectively. Currently the local government and central government tax benefit will expire on December 31, 2012 and December 31, 2013 respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

15.	Concentration of Credit Risks and Uncertainties and Commitments and Contingencies

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

For the three months ended March 31, 2012 and 2011, there is no major customer that individually comprised more than 10% of the Company’s total sales.

There are two major vendors accounting for over 10% of the Company’s total purchases for the three months ended March 31, 2012, with Shangdong Huangming Solar Power Sales Co. accounting for 44%, Guangdong Zhigao air conditioners Co. accounting for 10%. The accounts payable balance as of March 31, 2012 for this two vendor was $0. There are two major vendors each accounting for over 10% of the Company’s total purchases for the three months ended March 31, 2011, with Shangdong Huangming Solar Power Sales Co. accounting for 52%, and Shenzhen Tongfang Multi Media Technology Company accounting for 12%. The accounts payable balance as of March 31, 2011 for these two vendors was $0.

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company is in litigation with its prior attorney, who commenced an action against the company in the Supreme Court of the State of New York County of New York for approximately $145,308 plus accrued interest for legal services provided to China Financial Services, a financial advisory firm, on behalf of the Company. The Company intends to contest this action. According to the litigation time schedule, we do not expect a judgment to be entered as to the outcome of this litigation by December 2012 as possibly the earliest. The Company believes that there are defenses available to the Company. This amount has been accrued as of March 31, 2012 and is included in accrued expenses.

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

 The Company entered  into a Settlement Agreement dated December 6, 2011, wherein it agreed to pay an aggregate of $262,500 due to the Company’s failure to obtain the effectiveness of  an S-1 Registration Statement by the agreed upon date. The $262,500 is to be paid in three installments with the final installment due March 31, 2012. In consideration of such amount the investors waived their right to bring any actions against the Company, CEH Delaware or Guoying for damages due to the Company’s inability to cause the Registration Statement to be effective in a timely manner and any subsequent damages that might have become due under Section 9(d) of their Subscription Agreements. The investors further agreed to waive their rights to declare any future Event of Default under Section 7(o) “Further Registration Statements”, Section 7(r) “Uplisting” and Section 9(d) “Non-Registration Events” of their Subscription Agreements. The Company has made payment of Liquidated Damages in amount of $72,812.50 as of March 31, 2012. The Company will continue to negotiate the penalty payment with investors and assess the likelihood of payments under this arrangement.

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $40,087 and $17,072 for the three months ended March 31, 2012 and 2011 respectively.

The lease expenses for the next five years are estimated to be as follows:

2013	$160,093
2014	128,470
2015	12,553
2016	12,553
2017	12,553
Thereafter	5,231
Total	$331,453

16.	China Electronics Holdings, Inc (Parent Company)

Under PRC regulations, the Company’s operating subsidiary, Guoying, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC (“PRC GAAP”). In addition, Guoying is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of income tax to be contributed to the statutory general reserve is at Guoying’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. Further, Guoying is also required to allocate 5% of the profit after tax, determined in accordance with PRC GAAP, to the statutory public welfare fund which is restricted to be used for capital expenditures for staff welfare facilities owned by the Company. The statutory public welfare fund is not available for distribution to equity owners (except in liquidation) and may not be transferred in the form of loans, advances, or cash dividends. As of March 31, 2012, an aggregate amount of $3,958,981 has been appropriated from retained earnings and set aside for statutory general reserve and public welfare fund, by Guoying.

As of March 31, 2012, the amount of restricted net assets of Guoying, which may not be transferred to the Company in the form of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 7.43% of the Company’s consolidated net assets as discussed above. In addition, the current foreign exchange control policies applicable in the PRC also restrict the transfer of assets or dividends outside the PRC.

The following presents condensed unaudited unconsolidated financial information of the Parent Company only.

Condensed unaudited Balance Sheet as of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
Current assets	$3,333,144	$3,339,253

Current liabilities	$143,000	$143,000
Total stockholders' equity	3,190,144	3,196,253
Total liabilities and shareholders’ equity	$3,333,144	$3,339,253

Condensed unaudited Statements of Operations (For the three months ended March 31, 2012 and 2011)

	2012	2011
Revenues	$-	$-
General and administrative expenses	6,109	150,758
Loss before equity in undistributed earnings of subsidiaries	(6,109)	(150,758)
Equity in earnings of subsidiaries	(87,794)	2,961,970
Net income (loss)	$(93,903)	$2,811,212

Condensed unaudited Statement of Cash Flows (For the three months ended March 31, 2012 and 2011)

	2012	2011
Net Income	$(93,903)	$2,811,212
Adjustments to reconcile net income to net cash provided by operations:
Equity in earnings of subsidiaries	87,794	(2,961,970)
Changes in operating liabilities and assets:
Trade accounts payable	-	-
Other receivable	6,109	150,758
Other payable	-	-
Net cash provided by operating activities	-	-

Cash flows from financing activities
Share issued for cash	-	-
Net cash provided by financing activities	-	-

Effect of rate changes on cash	-	-

Increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

17.	Segment information

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

During 2012 and 2011, the Company was organized into three main business segments: (1) Exclusive franchise stores, (2) Non-exclusive franchise stores, and (3) Company owned stores. The following table presents a summary of operating information and certain year-end balance sheet information as of March 31, 2012 and December 31, 2011, respectively.

	For the three month ended March 31
	2012	2011
Revenues from unaffiliated customers:
Exclusive franchise stores	$9,780,970	$11,806,390
Non-exclusive stores	3,057,228	7,788,313
Company owned stores	660,298	1,258,349
Consolidated	$13,498,496	$20,853,052
Gross Profit:
Exclusive franchise stores	$650,640	$1,872,089
Non-exclusive stores	203,070	1,238,931
Company owned stores	54,468	205,733
Consolidated	$908,178	$3,316,753

Depreciation and amortization:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	161,976	26,870
Consolidated	$161,976	$26,870
Capital expenditures:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	7,056,124	7,056,124
Consolidated	$7,056,124	$7,056,124

Identifiable assets:	As of March 31, 2012	As of December 31, 2011
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	57,771,149	58,295,145
Consolidated	$57,771,149	$58,295,145

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2012 and 2011, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Overview

China Electronics Holdings, Inc (the “Company”, “We”, “Our”, “Us”), formerly named Buyonate, Inc., was incorporated in the State of Nevada on July 9, 2007 to engage in developing user-friendly/child friendly interactive digital software for children. The Company was in the development stage through December 31, 2008. The year 2009 is the first year during which the Company is considered an operating company engaging in retail and wholesale distribution of consumer electronics and appliances in certain rural markets in the People’s Republic of China.

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

Results of Operations

We operated 2 company owned stores as of December 31, 2011. We did not open or close company-owned stores in the first quarter of 2012. As of March 31, 2012, we have continued our  exclusive franchise agreements with 276 stores operating under the Guoying brand name (the “Exclusive Franchise Stores”). We had exclusive franchise agreements with 346 stores as of December 31, 2011, and terminated exclusive franchise agreements with 75 stores and entered into exclusive franchise agreements with 5 new stores in the first quarter of 2012. Both our Company-owned stores and our exclusive franchise stores only sell merchandise that we provide to them as their exclusive wholesaler, and such merchandise includes Guoying branded products as well as products from major wholesalers such as Sony, Samsung and LG. As of March 31, 2012, we had non-exclusive franchise agreements with 196 stores (the “Non-Exclusive Franchise Stores”) to which we provide Guoying branded merchandise on a non-exclusive wholesale basis.  We had non-exclusive franchise agreements with 354 stores as of December 31, 2011 and we terminated our non-exclusive franchise agreements with 158 stores in the first quarter of 2012.

In August, 2011, our Board decided to terminate our exclusive and non-exclusive franchise agreements with a number of stores in order to strengthen and grow the Company’s business in the long term after concluding that the rapid growth of the company’s number of stores and aggressive business expansion had caused deficiencies in the company’s internal control and management.  Supplied by the Company stores that we chose to discontinue doing business with were (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing policies resulting in lower profit margins; (iii) stores located far from Lu An City that resulted in higher transportation and  logistics expenses to us; (iv) stores that sold brands of merchandise that not supplied by us and therefore terminate its franchise agreement with us.

Our tabular roll forward of exclusive franchise stores opened and closed for the first quarter ended March 31, 2012 is presented as follows:

Number of Stores	Total Exclusive Franchise Stores	New Exclusive Franchise Stores	Closed Exclusive Franchise Stores
End 12/31/2011	346	93	233
Quarterly-Ended 3/31/2012	276	5	75

Our tabular roll forward of non-exclusive franchise stores opened and closed for the first quarter ended March 31, 2012 is presented as follows:

Number of Stores	Total Non-Exclusive Franchise Stores	New Non-Exclusive Franchise Stores	Closed Non-Exclusive Franchise Stores
End 12/31/2011	354	1	362
Quarterly-Ended 3/31/2012	196	0	158

When we use the terms "open" or "opened" in referring to an exclusive or non exclusive franchise store, we mean that we had entered into a franchise agreement with such store and that it was in operation.  When we use the terms "close," "closed" or "terminated" in reference to an exclusive or non-exclusive franchise store we mean that we had terminated our agreement with such store.

Three months ended March 31, 2012 Compared with Three months ended March 31, 2011

Revenues

Our net revenue for the three months ended March 31, 2012 was $13,498,496, a decrease of 35.3%, or $7,354,556, from $20,853,052 for the three months ended March 31, 2011.

For the three months ended March 31, 2012, net revenue from exclusive franchise stores was $9,780,970, a decrease of 17.2%, or $2,025,420, from $11,806,390 for the three months ended March 31, 2011. There were 276 exclusive franchise stores as of March 31, 2012, 70 stores or 20% fewer than the 346 exclusive franchise stores as of December 31, 2011. The decrease of revenue from exclusive franchise stores is mainly due to our termination of business with 75 exclusive stores in the first quarter of 2012 and decreased selling price. .

For the three months ended March 31, 2012, net revenue from non-exclusive stores was $3,057,228, a decrease of 60.8%, or $4,731,085, from $7,788,313 for the three months ended March 31, 2011. We continued our franchise agreements with 196 non-exclusive stores as of March 31, 2012, 158 stores or 45% fewer than the 354 non-exclusive stores as of December 31, 2011. The decrease of revenue from non-exclusive franchise stores is mainly due to our termination of business with 158 non-exclusive stores and we have not entered into new non-exclusive franchise agreement in the first quarter of 2012. .

For the three months ended March 31, 2012, net revenue from company owned stores was $660,298, a decrease of 47.5%, or $598,051, from $1,258,349 for the three months ended March 31, 2011. The decreased revenue from company-owned stores was mainly due to the fact that we closed two company-owned stores in the second and fourth quarter of 2011, respectively, and decreased the selling price of many products resulting in lower markups.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the three months ended March 31, 2012 and 2011 are as follows:

Quarter-Ended 3/31/2011	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$7,788,313	$11,806,390	$1,258,349	$20,853,052
Cost of Sales	$6,549,382	$9,934,301	$1,052,616	$17,536,299
Gross Profit	$1,238,931	$1,872,089	$205,733	$3,316,753

Quarter-Ended 3/31/2012	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$3,057,228	$9,780,970	$660,298	$13,498,496
Cost of Sales	$2,854,158	$9,130,330	$605,830	$12,590,318
Gross Profit	$203,070	$650,640	$54,468	$908,178

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2011 and that have been in continuous operation as of March 31, 2012 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2011 and 2012. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in the three months ended March 31, 2012 and 2011, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Quarterly-Ended 3/31/2012 Sales	Quarterly-Ended 3/31/2011 Sales	Difference	Change
Non-Exclusive Franchise Stores	$3,057,228	$2,221,900	$835,328	38%
Exclusive Franchise Stores	$5,532,007	$4,338,037	$1,193,970	28%
Company-Owned Stores	$126,645	$193,575	$(66,930)	(35)%
Total	$8,715,880	$6,753,512	$1,962,368	29%

The primary reason for the increase in Same Stores Sales for the three months ended March 31, 2012 compared to March 31, 2011 was the increase in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”) and from exclusive franchise stores (“Same Exclusive Franchise Stores”) offset by the decrease in sales from same company owned stores (“Same Company Owned Stores”). The increase in our sales in Same Non-Exclusive Franchise stores and Same Exclusive Franchise stores is as a result of the company’s many efforts in assisting such stores to increase their sales of Company supplied products. For example, the Company continually increased promotion and marketing for its brands in media with broader coverage, providing more support to such stores. The decrease in our sales in Same Company owned Stores is due to decreased sales average prices caused by more competitive market.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Same Stores	Quarterly-Ended 3/31/2012	Quarterly-Ended 3/31/2011
Non-Exclusive Franchise Stores	195	195
Exclusive Franchise Stores	205	205
Company-Owned Stores	1	1

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Quarterly-Ended 3/31/2012 Sales	Quarterly-Ended 3/31/2011 Sales	Difference	Change
Non-Exclusive Franchise Stores	$15,678	$11,394	$4,284	38%
Exclusive Franchise Stores	$26,985	$21,161	$5,824	28%
Company-Owned Stores	$126,645	$193,575	$(66,930)	(35)%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened in either 2012 or 2011 and were operating under normal conditions as of March 31, 2012 and excluding stores that closed in 2012 or 2011 (“New Stores”).  New Store Sales are defined as sales from New Stores.  New Store Sales for the first quarter of 2011 refer to the sales generated in the first quarter of 2011 from New Stores opened in the first quarter of 2011 that maintain open as of March 31, 2012. New Store Sales for the first quarter of 2012 refer to the sales generated in the first quarter of 2012 from both New Stores opened in 2011 and New Stores opened in the first quarter of 2012 that are not closed.

New Stores Sales operating in both the three months ended March 31, 2012 and 2011, and the increase experiences at a percentage are as follows:

New StoreSales	Quarterly-Ended 3/31/2012 Sales	Quarterly Ended 3/31/2011 Sales	Difference	Change
Non-Exclusive Franchise Stores	$-	$-	$-	-%
Exclusive Franchise Stores	$4,173,537	$2,050,516	$2,123,021	104%
Company-Owned Stores	$533,583	$-	$533,653	100%
Total	$4,707,120	$2,050,516	$2,656,674	130%

The primary reason for the increase in New Stores Sales for the three months ended March 31, 2012 compared to March 31, 2011was the increase of sales from new exclusive stores (the “New Exclusive Franchise Stores”) and from new company-owned stores (the “New Company-Owned Stores”). The increase of sales from exclusive stores is due to the fact there are more new exclusive stores in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in sales for the New Company Owned Stores for the three months ended March 31, 2012 is because the Company opened one headquarters company owned store located in Guangcai Big Market in the second quarter of 2011.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

New Stores	Quarter-Ended 3/31/2012	Quarter-Ended 3/31/2011
Non-Exclusive Franchise Stores	0	0
Exclusive Franchise Stores	73	44
Company-Owned Stores	1	0

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Quarter-Ended 3/31/2012 Sales	Quarter-Ended 03/31/2011 Sales	Difference	Change
Non-Exclusive Franchise Stores	$-	$-	$-	-%
Exclusive Franchise Stores	$57,172	$46,603	$10,569	23%
Company-Owned Stores	$533,653	$-	$533,653	100%

Sales and Average Per Store Sales of Closed Stores

Closed Stores are stores that were closed or with which the Company terminated its agreement in either 2012 or 2011 (the “Closed Stores”). Closed Store Sales are defined as sales from the Closed Stores. Closed Store Sales for the first quarter of 2011 refer to sales generated in the first quarter of 2011 from stores whose franchise agreements were terminated or which closed in 2011 or in the first quarter of 2012. Closed Store Sales for the first quarter of 2012 refer to sales generated in the first quarter of 2012 from stores whose franchise agreements were terminated or which closed in the first quarter of 2012.

Closed Store Sales in the three months ended March 31, 2011 and the three months ended March 31, 2012, and the change experienced as a percentage are as follows:

Closed Store Sales	Quarter-Ended 03/31/2012 Sales	Quarter-Ended 03/31/2011 Sales	Difference	Change
Non-Exclusive Franchise Stores	$-	$5,566,413	$(5,566,413)	(100)%
Exclusive Franchise Stores	$75,426	$5,417,837	$(5,342,411)	(99)%
Company-Owned Stores	$-	$1,064,774	$(1,064,774)	(100)%
Total	$75,426	$12,049,024	$(11,973,598)	(99)%

The decrease in Closed Store Sales results from the fact that stores whose franchise agreements were terminated or which closed in 2011 generated no sales for the Company in the three months ended March 31, 2012. The Company resolved to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) stores that sold brands of merchandise not supplied by us. The Company closed two Company-owned stores during the three months ended March 31, 2012 to concentrate its resources in managing Company-owned stores.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Closed Stores	Quarterly-Ended 3/31/2012	Quarterly-Ended 3/31/2011
Non-Exclusive Franchise Stores	158	520
Exclusive Franchise Stores	75	308
Company-Owned Stores	0	2

The 520 closed non-exclusive franchise stores and 308 closed exclusive franchise stores in the quarterly-ended 3/31/2011 refer to the total number of stores closed from January 1, 2011 to March 31, 2012 that generated revenue to the Company in the first quarter of 2011.

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Quarter-Ended 3/31/2012 Sales	Quarter-Ended 3/31/2011 Sales	Difference	Change
Non-Exclusive Franchise Stores	$-	$10,705	$(10,705)	(100)%
Exclusive Franchise Stores	$1,005	$17,590	$(16,585)	(94)%
Company-Owned Stores	$-	$532,387	$(532,387)	(100)%

Other information

The following is a summary of revenue by product line for the three months ended March 31, 2012 and 2012:

	2012 Sales	2011 Sales
Solar Power Products	$6,045,658	$11,757,833
Air Conditioner	$2,198,022	$1,042,317
Refrigerator	$1,745,284	$1,593,408
TV	$2,601,700	$6,096,555
Washer	$765,257	$330,875
Others	$142,575	$32,064
Total	$13,498,496	$20,853,052

The increased revenue from new product lines carried in the three months ended March 31, 2012 was $2,906,622, of this amount our exclusive franchise stores, non-exclusive stores and company-owned stores increased revenue from new product lines by $2,217,996, $547,607 and $141,019, respectively.

The increased revenue in the three months ended March 31, 2012 from new exclusive franchise stores whose franchise agreements were executed or which opened in the three months ended 2012 was $274,626. The increased revenue in the three months ended March 31, 2012 from new non-exclusive stores was $0 as we did not enter into franchise agreements with new non-exclusive stores in the first quarter of 2012. The increased revenue in the three months ended March 31, 2012 from new company-owned stores was $0 as we did not open new company-owned stores in the first quarter of 2012.

Solar-powered products sales decreased by $5,712,175, or 48.6%, from $11,757,833 in the three months ended March 31, 2011 to $6,045,658 in the same period 2012. The decrease is mainly due to decreased solar-powered products sales of Huayang Brand. Increased market competition of solar-powered products and Huayang’s failure to increase its sales in the market share.

Television products sales decreased by $3,494,855, or 57.3%, from $6,096,555 in the three months ended March 31, 2011 to $2,601,700 in the same period in 2012. The decrease is mainly due to the Company sold fewer brands of TV products  in the three months ended March 31, 2012 and also due to increased market competition.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2012 was $12,590,318, a decrease of $4,945,981, or 28.2%, compared to $17,536,299 for the three months ended March 31, 2011. The decrease was mainly due to the decrease in sales.

	Quarter-Ended 03/31/2012	Quarter-Ended 03/31/2011

Cost of goods sold from non-exclusive stores	$2,854,158	$6,549,382
Cost of goods sold from exclusive franchise stores	9,130,330	9,934,301
Cost of goods sold from company-owned stores	605,830	1,052,616
Cost of goods sold	$12,590,318	$17,536,299

For the three months ended March 31, 2012, cost of goods sold from non-exclusive stores was $2,854,158, a decrease of 56.4%, or $3,695,224, from $6,549,382 for the three months ended March 31, 2011. The decrease was mainly due to the decrease in sales.

For the three months ended March 31, 2012, cost of goods sold from company-owned stores was $9,130,330, a decrease of 8.1%, or $803,971, from $9,934,301 for the three months ended March 31, 2011. The decrease was in line with the decrease in sales from company-owned stores.

For the three months ended March 31, 2012, cost of goods sold from exclusive franchise stores was $605,830, a decrease of 42.5%, or $446,786, from $1,052,616 for the three months ended March 31, 2011. The decrease was in line with the decrease in revenue.

The cost of goods sold resulting from new product lines carried in 2012 was $2,710,490. For the three months ended March 31, 2012, the increased cost of goods sold from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was $2,068,241, $512,481 and $129,768, respectively.

The cost of goods sold resulting from new exclusive franchise stores opened in 2012 was $256,156. The cost of goods sold resulting from new non-exclusive stores and new company-owned stores opened in 2012 was $0 as we did not open new company-owned or non-exclusive stores in the first quarter of 2012.

Gross Profit

Gross profit for the three months ended March 31, 2012 was $908,178, a decrease of $2,408,575, or approximately 72.6%, compared to $3,316,753 for the three months ended March 31, 2011.

For the three months ended March 31, 2012, gross profit for non-exclusive stores was $203,070, a decrease of 83.6%, or $1,035,861, from $1,238,931 for the three months ended March 31, 2011. The decrease was due to decreased selling price caused by market competition and as a strategy of the company to promote its products.

For the three months ended March 31, 2012, gross profit for exclusive franchise stores was $650,640, a decrease of 65.2%, or $1,221,449, from $1,872,089 for the three months ended March 31, 2011. The decrease was due to decreased selling price caused by market competition and as a strategy of the company to promote its products.

For the three months ended March 31, 2012, gross profit for company-owned stores was $54,468, a decrease of 73.5%, or $151,265, from $205,733 for the three months ended March 31, 2011. The decrease was due to decreased selling price caused by market competition and as a strategy of the company to promote its products.

The gross profit from new product lines carried in 2012 was $196,132. For the three months ended March 31, 2012, the increased gross profit from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was$149,755, $35,126 and $11,251, respectively.

The gross profit for the three months ended March 31, 2012 from products sold by new exclusive franchise stores opened or with which we entered into agreements in 2012 was $18,470. The gross profit for the three months ended March 31, 2012 from products sold by new non-exclusive stores and company-owned stores opened or with which we entered into an agreement in 2012was $0 as we did not open new non-exclusive franchise stores or company-owned stores in the first quarter of 2012

Gross Profit Rate

Gross profit rate for three months ended March 31, 2012 was 6.7%, a decrease of approximately 57.7%, compared to 15.9% for the three months ended March 31, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

For the three months ended March 31, 2012, gross profit rate for exclusive franchise stores was 6.7%, a decrease of 57.9% compared to 15.9% for the three months ended March 31, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

For the three months ended March 31, 2012, gross profit rate for non-exclusive stores was 6.6%, a decrease of 58.5%, compared to 15.9% for the three months ended March 31, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

For the three months ended March 31, 2012, gross profit rate for company-owned stores was 8.2%, a decrease of 49.7%, compared to 16.3% for the three months ended March 31, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

Gross profit rate for the three months ended March 31, 2012 from new product lines carried in 2012 was 6.7%. Gross profit rate for the three months ended March 31, 2012 from new product lines carried in 2012 sold by exclusive franchise stores was 6.7%. Gross profit rate for the three months ended March 31, 2012 from new product lines carried in 2012 sold by non-exclusive stores was approximately 6.4%. Gross profit rate for the three months ended March 31, 2012 from new product lines carried in 2012 sold by company-owned stores was 8.0%.

Gross profit rate for the three months ended March 31, 2012 from new stores opened in 2012 was 6.7%. Gross profit rate for the three months ended March 31, 2012 from new exclusive franchise stores opened in 2012 was 6.7%. Gross profit rate for the three months ended March 31, 2012 from new non-exclusive stores and company-owned stores opened in 2012 was 0% because we did not open new non-exclusive franchise stores or company-owned stores in the first quarter of 2012.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 were $1,001,266, an increase of $496,396, or 98.3%, from $504,870 for the three months ended March 31, 2011.

Selling expenses for the three months ended March 31, 2012 were $483,774, an increase of $367,228, or 315.1%, from $116,546 for the three months ended March 31, 2011. The increase of selling expenses relates primarily to increases in shipping and handling expenses because more of our franchise stores requested shipping and delivery by the Company rather than self-pick up during the three months ended March 31, 2012 compared to the same period last year.

General and administrative expenses for the three months ended March 31, 2012were $517,492, an increase of $129,168, or 33.3%, from $388,324 for the three months ended March 31, 2011. The increase is mainly due to increased $157,951 amortization expenses for intangible assets.

Net Operating Income

Our net operating loss for the three months ended March 31, 2012 was $93,088, a decrease of $2,904,971, or 103.3%, from net operating income of $2,811,883 for the same period in 2011. The decrease was mainly due to decreased sales and increased operating expenses.

Net Income/Loss

Our net loss for the three months ended March 31, 2012 was $93,903, a decrease of $2,905,287, or 103.3%, from $2,811,384 for the same period in 2011. The decrease was mainly due to the decrease in sales and increased operating expenses for the reason set forth above.

Income Taxes Expense

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment at a reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013 subject to Guoying's option to pay more in taxes should it elect to do so. Therefore, currently, Guoying is charged at a fixed annual reduced tax rate no less than RMB7, 500 per year that changes every year to cover all types of taxes including income taxes. Income tax expense for the three months ended March 31, 2012 and 2011 are $0 and $172, respectively. There were no significant book and tax basis differences.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2012 or during the three months ended March 31, 2011 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $39,619, decreased from $171,838 as of December 31, 2011. The decrease in cash was mainly due to the reason that, in February 2012, the Board resolved  to return a portion of franchise fees collected in 2009 from exclusive franchise stores. The Company has returned approximately $926,500 franchise fees to the operators of exclusive franchise stores during the three months ended March 31, 2012. The Company has returned franchise fees in amount of approximately $461,100 to the operators of exclusive  stores by reducing their purchase prices of certain products sold by us during the three months ended March 31, 2012. We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	March 31, 2012	March 31, 2011
Net cash provided by operating activities	$245,850	$527,510
Net cash used in investing activities	(379,304)	50,616
Net cash provided by financing activities	-	64,076
Effect of rate changes on cash	1,235	6,284
Increase in cash and cash equivalents	(132,219)	648,487
Cash and cash equivalents, beginning of period	171,838	1,226,101
Cash and cash equivalents, end of period	$39,619	$1,874,588

Net cash provided by operating activities was $245,850 for the three months ended March 31, 2012, compared to net cash provided by operating activities was $527,510 for the three months ended March 31, 2011, a decrease of $281,660. The decrease of net cash provided by operating activities was primarily due to our decreased net income, increase in our account receivables and inventory and a decrease in other payables, partially offset by a reduction for advances in the three months ended March 31, 2012 compared to the same period 2011.

We funded our growth strategy from our working capital and below is a summary of approximately how much we have spent for quarterly-period ended March 31, 2012  to achieve our growth strategies:

Growth Strategies	Approximate Expenditures	Timing

Develop new exclusive franchise stores	$8,881	03/31/2012

Develop new company-owned stores	$0	03/31/2012

Develop new non-exclusive stores	$0	03/31/2012

Develop Logistics Center/ LED Manufacturing	$348,442	03/31/2012

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

Investing Activities

Net cash used in investing activities was $379,304 for the three months ended March 31, 2012, compared to $50,616 provided by investing activities for the three months ended March 31, 2011, a decrease of $429,920, or 849.4%. The cash used in investing activities was mainly because approximately $0.35 million was used to construction in progress in 2012 and no comparable use of cash occurred in 2011.

Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2012, compared to $64,076 for the three months ended March 31, 2011. We paid $64,076 to a related party first quarter of March 31, 2011 and no comparable payment was made in the first quarter of 2012.

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

Contractual Obligations

Our significant contractual obligations as of March 31, 2012 are as follows:

The Company incurred rent expenses of $40,087 and $17,072 for the three months ended March 31, 2012 and 2011 respectively.

The lease expenses for the next five years are estimated to be as follows:

2013	$160,093
2014	128,470
2015	12,553
2016	12,553
2017	12,553
Thereafter	5,231
Total	$331,453

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

Revenue Recognition – Product Sales

The Company receives revenue from sale of electronic products. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). The Company recognizes all product sales revenue at the date of shipment to stores, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes product sales revenue from exclusive franchise stores and non-exclusive franchise stores when the products are delivered to the respective store. Product sales to all franchise stores are recorded at the gross amount billed to the store as we have determined that we are principal to the transaction because we are the primary obligor in the arrangement.

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

Our products delivered to stores are checked on site by such stores and, once the products are accepted by such stores, they sign the acceptance notice. Rewards or incentives given to our stores are an adjustment of the selling prices of our products; therefore, the consideration is characterized as a reduction of revenue in our income statement.

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

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial statements.

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

As of March 31, 2012, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

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

Date:  May 15, 2012

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer.*

* filed herewith