Form 10-K/A
period 2011-12-31
China Electronics Holdings, Inc.
filed 2012-08-13
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

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

Explanatory Note

This amendment is being filed to amend Part II, Item 9A “Controls and Procedures” in response to a letter of comment from the Securities and Exchange Commission.

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

As of December 31, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s  internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources on our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Management’s Report on Internal Control Over Financial Reporting.

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

Based on this assessment, management determined that as of December 31, 2011, the Company’s internal controls over financial reporting were not effective.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in US GAAP reporting. Instead, the Company relies on the expertise and knowledge of external financial advisors in US GAAP conversion who helped prepare and review the consolidated financial statements.   In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There also are certain deficiencies in the design or operation of the Company’s  internal control over financial reporting that may be considered to be “material weaknesses.”

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

Item 6 - Exhibits

The following exhibits are filed with this report:

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELECTRONICS HOLDINGS, INC.

By:	/s/ Hailong Liu
Name: Hailong Liu
Title: Chairman, Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)