Form 10-Q
period 2012-06-30
China Electronics Holdings, Inc.
filed 2012-08-15
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-152535

CHINA ELECTRONICS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	98-0550385 (I.R.S. Employer Identification No.)

Building 3, Binhe District, Longhe East Road, Lu’an City, Anhui Province, PRC (Address of Principal Executive Offices)	237000 (ZIP Code)

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
Yes ☐                      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,775,113 as of August 8, 2012.

Page

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	49
Item 4. Controls and Procedures.	49
PART II—OTHER INFORMATION
Item 1A. Risk Factors.	50
Item 6. Exhibits.	50

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

i

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

ii

PART I.
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011
(Unaudited)

	JUNE 30,	DECEMBER 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$15,177	$171,838
Trade accounts receivable, net of allowance for doubtful accounts of $2,198,367 and $2,198,376, respectively	10,937,969	9,431,556
Other receivable	4,753,480	4,753,480
Advances	3,741,562	6,722,052
Inventories, net	2,681,255	1,804,870
Total current assets	22,129,443	22,883,796

Noncurrent assets
Property and equipment, net	580,248	531,107
Construction in progress	6,256,756	5,704,347
Advances - Long term	13,464,311	13,464,311
Intangible assets	15,397,875	15,711,584
Total noncurrent assets	35,699,190	35,411,349

Total assets	$57,828,633	$58,295,145

Liabilities and Stockholders' Equity
Current liabilities :
Accounts payable and accrued expenses	$351,080	$237,482
Short term bank loans	787,000	-
Other payable	3,483,645	4,806,278
Unearned revenue	287,079	-
Total current liabilities	4,908,804	5,043,760

Total liabilities	4,908,804	5,043,760

Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares and 16,775,113 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,678	1,678
Additional paid in capital	15,341,710	15,341,710
Retained earnings	30,263,509	30,602,014
Statutary reserve	3,958,981	3,958,981
Accumulated other comprehensive income	3,353,951	3,347,001
Total stockholders' equity	52,919,829	53,251,385

Total liabilities and stockholders' equity	$57,828,633	$58,295,145

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENTS AND COMPREHENSIVE INCOME STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011

Net revenue from exclusive franchise stores	$9,105,592	$14,731,345	$18,886,562	$26,537,735
Net revenue from non-exclusive franchise stores	6,451,687	20,924,729	9,508,915	28,713,042
Net revenue from company owned stores	1,016,850	2,431,962	1,677,148	3,690,311
Net Revenue	16,574,129	38,088,036	30,072,625	58,941,088

Cost of goods sold from exclusive franchise stores	8,464,752	12,312,657	17,595,082	22,246,958
Cost of goods sold from non-exclusive franchise stores	6,013,542	17,538,447	8,867,700	24,087,829
Cost of goods sold from company owned stores	922,612	1,957,806	1,528,442	3,010,422
Cost of goods sold	15,400,906	31,808,910	27,991,224	49,345,209

Gross profit	1,173,223	6,279,126	2,081,401	9,595,879
Operating expenses:
Selling expense	544,530	684,743	1,028,304	1,189,613
General and administrative expenses	658,454	709,267	1,175,946	709,267
Total Operating Expenses	1,202,984	1,394,010	2,204,250	1,898,880

Net operating (loss) income	(29,761)	4,885,115	(122,849)	7,696,999

Other income (expense):
Financial expense	(14,525)	(12,539)	(15,340)	(11,760)
Other expense	(201,786)	(111,611)	(201,786)	(113,650)
Other income	1,756	5	1,756	766
Total other expense	(214,555)	(124,146)	(215,370)	(124,645)

Net (loss) income before provisions for income taxes	(244,316)	4,760,970	(338,219)	7,572,354

Provision for income taxes	287	208	287	380

Net (loss) income	(244,603)	4,760,762	(338,506)	7,571,974

Foreign currency translation adjustment	(473,857)	539,728	6,950	780,356

Comprehensive (loss) income	$(718,460)	$5,300,490	$(331,556)	$8,352,330

(loss) earnings per share - basic	$(0.01)	$0.28	$(0.02)	$0.45

(loss) earnings per share - diluted	$(0.01)	$0.27	$(0.02)	$0.43

Basic weighted average shares outstanding	16,775,113	16,775,113	16,775,113	16,775,113

Diluted weighted average shares outstanding	16,775,113	17,616,974	16,775,113	17,673,312

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	JUNE 30,
	2012	2011

Net (loss) income	$(338,506)	$7,571,974

Adjustments to reconcile net income (loss) to net cash used in operations:
Amortization	315,303	24,879
Depreciation	6,105	4,489
Changes in operating liabilities and assets:
Trade accounts receivable	(1,514,069)	(12,130,965)
Advances	2,995,639	(576,513)
Inventories	(880,839)	(7,417,977)
Other receivables	6,149	9,528,971
Trade accounts payable	-	2,712,624
Other payables	(1,329,723)	(161,535)
Customer deposit	288,538	154,867
Accrued expenses	113,700	-
Net cash used in operating activities	(337,703)	(289,188)

Cash flows from investing activities:
Property, plant, and equipment additions	(55,496)	(342,482)
Construction in Progress	(555,217)	(643,361)
Restricted cash	-	67,554
Reduction of intangible assets	-	-
Acquisation of intangible assets	-	(16,596)
Net cash used in investing activities	(610,713)	(934,885)

Cash flows from financing activities
Proceeds from short term loans	791,000	-
Related party receivable	-	64,455
Net cash provided by financing activities	791,000	64,455

Effect of rate changes on cash	755	7,827

Increase in cash and cash equivalents	(156,661)	(1,151,791)
Cash and cash equivalents, beginning of period	171,838	1,226,101
Cash and cash equivalents, end of period	$15,177	$74,310

Supplemental disclosures of cash flow information:
Interest paid in cash	$14,010	$-
Income taxes paid in cash	$287	$380

The accompanying notes are an integral part of this consolidated statement.

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2012
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

2009 Share Transfer

China Electronic Holdings, Inc (“CEH Delaware”_) was organized on November 15, 2007 in Delaware as a development stage company.

Lu’an Guoying Electronic Sales Co., Ltd., a domestic PRC corporation, (“Guoying”) was established on January 4, 2002 to engage in wholesale and retail of electronics consumer products to rural areas in An Hui province. Mr. Hailong Liu is the CEO and Chairman of Guoying. Pursuant to a Share Transfer Agreement dated May 30, 2009,  Mr. Hailong Liu(“Guoying Shareholder”) transferred 100% of outstanding shares of Guoying to CEH Delaware in exchange for 11,566,288 CEH Delaware Shares issued by CEH Delaware to Guoying Shareholders, constituting 84.6% of issued and outstanding shares of CEH Delaware and held under the name of Sherry Li, the nominee shareholder on behalf of Guoying Shareholders. As a result of the 2009 Transfer, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware with registered capital of RMB 1,000,000 in 2009 and subsequently increased its paid-in capital to $2,838,653 in 2010. The 2009 Share Transfer was approved by Ministry of Commerce of Anhui Province and registered with Administration and Industry of Commerce of Lu An City.

2008 and 2010 Bridge Financings

On January 30, 2008, CEH Delaware consummated a bridge financing in amount of $275,000 made pursuant to a Securities Purchase Agreement with a bridge investor, pursuant to which it sold 343,750 Series A Convertible Preferred Stock par value $0.00001 per share and common stock Warrant E to purchase one million shares of common stock (“CEH Delaware Shares”) at $1 per share. On January 5, 2010, CEH Delaware consummated a second bridge financing in amount of $550,000 made pursuant to Securities Purchase Agreements with four bridge investors (together collectively referred to as “Bridge Investors”), pursuant to which it sold 314,285 shares of CEH Delaware Shares, 314,285 common stock underlying Warrant A and 314,285 common stock underlying Warrant B. Upon consummation of 2008 and 2010 bridge financings, the Bridge Investors constitute 8.58% of issued and outstanding shares of CEH Delaware. Guoying Shareholders, Bridge Investors, China Financial Services and its affiliates are together referred to as CEH Delaware Shareholders.

2010 Share Exchange between CEH Delaware and CEHD Nevada

The Company entered into a Share Exchange Agreement, dated as of July 9, 2010 (the “Share Exchange Agreement”) with CEH Delaware and CEH Delaware Stockholders.  Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Delaware Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902   newly issued shares of the Company’s Common Stock  (including 13,665,902 shares of common stock issued pursuant to the Share Exchange Agreement dated July 22, 2010, and 120,000 shares of common stock issued to consultants related to their professional services) and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock. The shares of the Company’s common stock acquired by the CEH Delaware Stockholders in such transactions constitute approximately 82.2% of the Company’s issued and outstanding Common Stock (including 68.9% owned by Guoying Shareholders through Ms. Sherry Li”) giving effect to the share and warrant exchange and the sale of the Company’s Common Stock pursuant to the Subscription Agreement, but not including any outstanding purchase warrants to purchase shares of the Company’s common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, CEH Delaware purchased from the former principal stockholder of Buyonate an aggregate of 4 million shares of our common stock and then agreed to the cancellation of such shares.

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

2010 PIPE Transaction

On July 15, 2010 we consummated a Private Placement made pursuant to a Subscription Agreement dated as of July 9, 2010 (the “Purchase Agreement”) with certain of the Selling Stockholders, pursuant to which we sold units (the “Units”) to such Selling Stockholders.  Each Unit consists of four shares of our Common Stock, a warrant to purchase one share of Common Stock at an exercise price of $3.70 per share (a “Series C Warrant”) and a warrant  to purchase one share of Common Stock at an exercise price of $4.75 per share (a “Series D Warrant”).  Additional Private Placements were consummated on July 26, 2010 and August 17, 2010. The aggregate gross proceeds from the sale of the Units was $5,251,548 and in such Private Placements, an aggregate of (a) 1,989,211 shares of our Common Stock, (b) Series C Warrants to purchase an aggregate of 497,303 shares of our Common Stock and (c) Series D Warrants to purchase an aggregate of 497,303 shares of our Common Stock was sold.

Call Option Agreement and Reverse Acquisition

Mr. Hailong Liu is the CEO and chairman of Guoying. Mr. Liu is also CEO and Chairman of CEH Delaware upon consummation of 2009Share Transfer and CEO and Chairman of CEHD Nevada upon consummation of 2010 Share Exchange. Ms. Sherry Li  serves as nominee shareholder to hold our Common Stock on behalf of Guoying Shareholders to be in compliance with the PRC M&A rules and regulations.

Mr. Hailong Liu entered into a call option agreement (the “Call Option Agreement”) and voting trust agreement (the “Voting Trust Agreement”) with Sherry Li, dated July 9, 2010. Pursuant to the Call Option Agreement, Mr. Liu received two-year options exercisable for 11,556,288 shares of common stock (the Option Shares) from Sherry Li and Mr. Liu shall have right and option to acquire 50% of Option Shares upon first filing of a quarterly report on Form 10-Q with the SEC on August 23, 2010 following the execution of the Share Exchange Agreement and 50% of the remaining Option Shares 2 years after such filing by August 23, 2012. Pursuant to the terms of the Call Option Agreement, Mr. Liu received 5,778,144 shares in August 2010 from Ms. Sherry Liu pursuant to the vesting schedule set forth in the Call Option Agreement. Upon exercise of the options, Mr. Liu may purchase each share for $0.001 and if Mr. Liu exercises all of his options, he will own a majority of the Company’s outstanding shares of Common Stock. The Call Option Agreement provides that Ms. Sherry Li shall not vote or dispose of the respective portion of the shares of common stock without Mr. Liu’s prior written consent and is obligated to transfer Option Shares to Mr. Liu at nominal consideration of $0.001 per share par value. The Voting Trust Agreement further provides that, Sherry Li, the nominee shareholder, has no decision power to vote or dispose of the Option Shares without Mr. Liu’s consent.

The 2009 Share Transfer Transaction  was accounted for as a reverse acquisition at historical costs since Guoying Shareholders obtained control of 84.6% of outstanding CEH Delaware Shares through Sherry Li as nominee shareholder and Guoying management, Mr. Hailong Liu, became the management of CEH Delaware. Accordingly, the merger of Guoying into CEH Delaware was recorded as a recapitalization of Guoying,with Guoying being treated as the continuing entity.  The historical financial statements presented are the financial statements of Guoying.

The exchange of shares pursuant to the July 10, 2010 Share Exchange was accounted for as a reverse acquisition at historical cost since CEH Delaware Shareholders obtained control of 82.2% of outstanding shares of the Company, including 68.9% of outstanding shares of the Company owned by Guoyoing Shareholders ,and the management of CEH Delaware, Mr. Hailong Liu, became the management of the Company. Mr, Liu, who maintained control of Guoying prior to the mergers and subsequently, obtained control of CEH Delaware pursuant to 2009Share Transfer, effectively obtained control of the Company upon completion of Share Exchange subject to the Voting Trust Agreement and Call Option Agreement. Accordingly, the merger of CEH Delaware into the Company was recorded as a recapitalization of CEH Delaware, with CEH Delaware being treated as the continuing entity.  The historical financial statements presented are the financial statements of CEH Delaware which are in essence the financial statements of Guoying.

2.	Summary of Significant Accounting Policies

Construction in Progress

Construction in progress at June 30 amounted to $6,256,756. During 2011, the Company started construction of four buildings, 4,800 square meters each and 19,200 square meters in total, on Pingqiao land to be used as warehouses to build the Company’s logistic center. The Company has completed infrastructure construction under and above the ground, and the Company anticipates that phase I of the construction of four buildings to be used as warehouses to be completed by December 2012. The Company estimates approximately $5.7 million to be spent for underground infrastructure and approximately $1.6 million to be spent for road and surrounding walls, and approximately $6 million to be spent for four buildings.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The functional currency is the Chinese Renminbi (“RMB”); however the accompanying financial statements have been translated and presented in United States Dollars (“USD”).Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2011 Form 10-K filed on April 16, 2012 with the U.S. Securities and Exchange Commission.

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

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted for accounts receivable to $2,198,367 and $2,198,376 as of June 30, 2012 and December 31, 2011, respectively.We do not set a specific date for payments from customers. The Company reviews the balance periodically and decides the collection time based on the market condition, the Company’s cash position, the potential purpose from the customers, the amount of the sales, and other conditions.

	Beginning balance	Cost charged to expense	Reduction from reverses	Ending balance
December 31, 2011	$2,065,683	$132,693	$-	$2,198,376
June 30, 2012	$2,198,376	$(9)	$-	$2,198,367

Advances

As is customary in the PRC, the Company makes advances to its suppliers for inventory and property and equipment.  Advances are classified as current assets when the advances relates to the purchase of inventory.  The Company also makes advances to suppliers for construction of its property and equipment.  Such advances are classified as long-term since the assets to which the advances relate are long-term assets. If the Company determines that the products for which it prepaid will not be delivered then an impairment charge is taken.

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

	June 30, 2012	December 31, 2011
Electronic products	$2,681,255	$1,804,870

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2012, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

Revenue Recognition – Product Sales

The Company receives revenue from sale of electronic products. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104).The Company recognizes all product sales revenue at the date of shipment to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes product sales revenue from our sales to exclusive franchise stores and non-exclusive franchise stores when the products are delivered to the respective store. Product sales to all co-operative stores are recorded at the gross amount billed to the store as we have determined that we are principal to the transaction because we are the primary obligor in the arrangement.

No return rights are granted to franchise stores if they are unable to sell their purchased inventories to the end users. Additionally, our product sales from company-owned stores are covered by the respective manufacturers’ return and warranty policies and we receive full reimbursement for any costs associated with returns and warranty payments. As such, we do not estimate deductions or allowance for sales returns.The Company’s revenue from sales is presented as gross revenue. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $287,078 and $0 as of June 30, 2012 and December 31, 2011, respectively.

Our products delivered to franchise stores would be checked on site by such stores and, once the products are accepted by such stores, they will sign the acceptance notice. Rewards or incentives given to our retail franchise stores are an adjustment of the selling prices of our products sold to our customers; therefore, the consideration is characterized as a reduction of revenue when recognized in our income statement.

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

Shipping and Handling Costs

ASC 605-45-20 ( formely EITF No. 00-10, “ Accounting for Shipping and Handling Fees and Costs ” ) establishes standards for the classification of shipping and handling costs.Shipping and Handling costs include shipping and handling costs related to shipping and handling our products from our warehouses to buyers’ designated locations at our exclusive or non-exclusive franchise stores, and company owned stores (collectively referred to as the “Stores”). Shipping and handling costs that are billed to Stores are classified as revenue, while those costs not billed to Stores are classified as selling expenses. Shipping and handling costs billed to Stores and included within revenue for the three and six months ended June 30, 2012 and 2011 were $0 because the Company did not charge any shipping and handling expenses from Stores. Shipping and handling costs not billed to Stores and included within selling expenses for the three months ended June 30, 2012 and 2011 were $228,351 and $254,238, respectively. Shipping and handling costs not billed to Stores and included within selling expenses for the six months ended June 30, 2012 and 2011 were $418,323 and $322,520, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $27,630 and $466,904 are included in selling, general and administrative expense for the three months ended June 30, 2012 and 2011, respectively. Advertising costs of $53,223 and $476,021 are included in selling, general and administrative expense for the six months ended June 30, 2012 and 2011, respectively.

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

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. At June 30, 2012 and December 31, 2011, the cumulative translation adjustment of $3,353,951 and $3,347,001, respectively, was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the three months ended June 30, 2012 and 2011, accumulated other comprehensive gain (loss) was $(473,857) and $539,728, respectively. For the six months ended June 30, 2012 and 2011, accumulated other comprehensive gain was $6,950 and $780,356, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of June 30, 2012 and December 31, 2011, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at June 30, 2012 and December 31, 2011.

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

There was no stock based compensation for the six months ended June 30, 2012 and 2011.

Statement of Cash Flows

In accordance with ASC 230 (formerly SFAS No. 95 “Statement of Cash Flows”) cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

ASC 280 (formerly SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”) requires use of the management approach model for segment reporting.The Company uses the management approach model for segment reporting, which is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company has determined that its operations consist of three reportable business segments as all revenue is derived from customers in the People’s Republic of China (PRC) and all of the Company’s assets are located in PRC.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. The new guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance in 2012 did not impact the Company’s financial position, results of operations or cash flows.

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

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for annual periods beginning after December 15, 2011. We do not expect the adoption will have a significant impact on our consolidated condensed financial statements

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have financial statement presentation changes only.

3.	Basic and Diluted Earnings (Loss) Per Share

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At June 30, 2012 and June 30, 2011, the Company had 0 and 898,199 warrants outstanding that were anti-dilutive.

The following is a reconciliation of the basic and diluted earnings (loss) per share:

	For the six months ended June 30,
	2012	2011
Net income (loss) for earnings per share	$(338,506)	$7,571,974

Weighted average shares used in basic computation	16,775,113	16,775,113

Diluted effect of warrants	-	898,199

Weighted average shares used in diluted computation	16,775,113	17,673,312

Earnings (loss) per share, basic	$(0.02)	$0.45

Earnings (loss) per share, diluted	$(0.02)	$0.43

4.	Property and Equipment

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
Vehicle	$61,006	$57,465
Furniture and office equipment	357,350	353,651
Other assets	191,433	143,458
Total property and equipment	609,789	554,574
Accumulated depreciation	(29,541)	(23,467)
Net property and equipment	$580,248	$531,107

Depreciation expense included in selling, general and administrative expenses for the three months ended June 30, 2012 and 2011 was $2,079 and $2,352, respectively. Depreciation expense included in selling, general and administrative expenses for the six months ended June 30, 2012 and 2011 was $6,105 and $4,489, respectively.

5.	Other Receivables

Other receivables consisted of the following:

	June 30, 2012	December 31, 2011
Youbang Pharmaceutical	$4,722,000	$4,722,000
Deposit for office rent	31,480	31,480
	$4,753,480	$4,753,480

An allowance for loans receivable is recorded when circumstances indicate that collection of all or a portion of a specific balance is unrecoverable. The Company provides for allowances on other accounts receivable on a specific identification basis. Certain other loans receivable amounts are charged off against the allowance after a sufficient period of collection efforts. Subsequent cash recoveries are recognized as a reduction in general and administrative expenses in the period when they occur. The Company determined that no allowance was necessary as of June 30, 2012 and December 31, 2011.

6.	Advances

The current advances to suppliers amounted to $3,741,562 and $6,722,052 as of June 30, 2012 and December 31, 2011, respectively.

Long term advances related to construction amounted to $13,464,311 and $13,464,311 as of June 30, 2012 and December 31, 2011, respectively.

7.	Intangible Assets

Intangible assets amounted to $15,397,875 and $15,711,584 as of June 30, 2012 and December 31, 2011, respectively. Intangible assets consisted of the following:

	June 30, 2012	December 31, 2011
Trade mark	$1,322	$1,322
Land use rights	16,890,153	16,890,153
Less accumulated amortization	(1,493,600)	(1,179,891)
Land use rights, net	$15,397,875	$15,711,584

The Chinese government owns all land in the PRC. However, the government grants "land use rights" for terms ranging from 20 to 50 years. The Company is amortizing the cost of land use rights over the usage terms. Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2012, the Company determined that there had been no impairment.

Approximately $15,740,000 was paid to an unrelated party - Pingqiao Industrial Park in Luan city, Anhui Province, China - for acquiring land use rights. The Company intends to construct a factory, research and development center and a commercial center on this land.

Approximately $6,296,000 was paid to Youbang Pharmaceuticals Co., Ltd., an unrelated party for acquiring land use rights as of December 31, 2010. The Company intended to build a warehouse and distribution center on this land. $0 and $1,574,000 of this $6,296,000 was returned to the Company during the six months ended June 30, 2012 and fiscal year ended December 31, 2011, respectively. As of June 30, 2012, the balance of $4,722,000 is booked in other receivable and the company expects to receive such receivables by December 2012. The agreement was canceled due to the seller’s failure to provide land use right certificate.

As of June 30, 2012, the Company leased a land use right of 503 Chinese acres of land with a twenty years term for the company’s agricultural and forestry business with a cost of approximately $189,000, and the Company leased another 5,006 Chinese acres of land located in Yumin Village, Sun Gang County, Jin An District with a thirty years term with a cost of approximately $961, 000, as Guoying agricultural and forestry land to grow oil-tea camellia plants.

Amortization expenses amounted $157,352 and $146 for the three months ended June 30, 2012 and 2011, respectively. Amortization expenses amounted $315,303 and $24,879 for the six months ended June 30, 2012 and 2011, respectively.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2012	December 31,2011
Accounts payable	$-	$-
Accrued payroll	74,522	94,482
Settlement with investor	131,250	-
Claimed unpaid legal fee in dispute	145,308	143,000
Total	$351,080	$237,482

9.	Other Payable

Other payable amounted to $3,483,646 and $4,806,278 as of June 30, 2012 and December 31, 2011, respectively.

Other payables consisted of the following:

	June 30, 2012	December 31, 2011
Shanghai Pengbai Electronic Co., Ltd.	$3,210,960	$3,210,960
Others	272,685	1,595,318
Total	$3,483,645	$4,806,278

10.	Stockholders’ Equity

Pursuant to a Share Transfer Agreement dated May 30, 2009, Mr. Hailong Liu transferred 100% of shares of Guoying Electronic Group Co, Ltd. to CEH Delaware in exchange for an aggregate of 11,566,288 CEH Delaware Shares, constituting 84.6% of issued and outstanding shares of CEH Delaware and for a consideration of RMB 1,000,000 (the “Purchase Price”). Guoying Shareholders contributed the Purchase Price to Guoying for working capital and general corporate purpose and as a result of the 2009 Transfer, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware.

The Company entered into a Share Exchange Agreement, dated as of July 9, 2010 (the “Share Exchange Agreement”) with CEH Delaware and certain stockholders and warrant holders of CEH Delaware (the “CEH Delaware Stockholders”). Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Delaware Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902 newly issued shares of the Company’s common stock  (including 13,665,902 shares of common stock issued pursuant to the Share Exchange Agreement dated July 22, 2010, and 120,000 shares of common stock issued to consultants related to their professional services) and warrants to purchase an aggregate of 1,628,570 shares of company’s common stock. The shares of the Company’s common stock acquired by the CEH Delaware Stockholders in such transactions constitute approximately 86% of the Company’s issued and outstanding common stock giving effect to the share and warrant exchange and the sale of the Company’s common stock pursuant to the Subscription Agreement, but not including any outstanding purchase warrants to purchase shares of the Company’s common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, CEH Delaware purchased from the former principal stockholder of Buyonate an aggregate of 4 million shares of company’s common stock and then agreed to the cancellation of such shares.

The Share Exchange resulted in (i) a change in company’s control with a shareholder of CEH Delaware owning approximately 86%of issued and outstanding shares of the Company’s common stock, including the shares of common stock sold to PIPE investors pursuant to the Subscription Agreement, (ii) CEH Delaware becoming our wholly-owned subsidiary, and (iii) appointment of Mr. Hailong Liuas as the Company’s sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

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

Shares issued for cash

There were no stock issuances during the six months ended June 30, 2012.

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

On July 9, 2010, in connection with the Share Subscription, the Company issued 497,303 series C warrants with an exercise price of $3.70 and a 3-year term to investors. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

On July 9, 2010, in connection with the Share Purchase Agreement, the Company issued 497,303series D warrants with an exercise price of $4.75 and a 3-year term to a professional who held warrants with CEH Delaware. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

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

On July 13, 2010, in connection with the Share Subscription Agreement, the Company issued to Hunter Wise, a placement agent series F(i) warrants to purchase 31,429 shares of Common Stock exercisable for a period of five years at an exercise price of $1.75 per share and series F(ii) warrants to purchase 94,329 shares of Common Stock exercisable for a period of five years at an exercise price of $2.64 per share. In connection with the subscription, the Company issued to American Capital Partners, a placement agent series F(iii) warrants to purchase 104,592 shares of Common Stock exercisable for a period of five years at an exercise price $2.64 per share.

On July 9, 2010, in connection with share issuance, the Company issued 50,000 series G warrants with an exercise price of $2.64 and a 3-year term to a professional firm. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

The Company is not required to register the shares of Common Stock issuable upon exercise of our Series F and Series G warrants at this time and the Company cannot estimate when or whether it will be required to register such shares.

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

Warrants consisted of the following:
	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life	Intrinsic Value
Outstanding, December 31, 2010	2,903,526	2,903,526	$2.30	3.41	$-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, December 31, 2011	2,903,526	2,903,526	2.30	2.41	-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, June 30, 2012	2,903,526	2,903,526	$2.30	1.91	$-

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2012	December 31, 2011
Series A, B, C, D, G
Annual dividend yield	-	-
Expected life (years)	1.50	2.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

	June 30, 2012	December 31, 2011
Series E, F
Annual dividend yield	-	-
Expected life (years)	3.50	4.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

11.	Statutory Reserve Fund

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended June 30, 2012 and 2011, the Company transferred $0 and $468,023, respectively, to this reserve. For the six months ended June 30, 2012 and 2011, the Company transferred $0 and $764,207, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund. For the three months ended June 30, 2012 and 2011, the Company transferred $0 to this reserve. For the six months ended June 30, 2012 and 2011, the Company transferred $0 and $0, respectively, to this reserve.

12.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan. The total expense for the above plan was $11,271 and $9,229 for the three months ended June 30, 2012 and 2011, respectively. The total expense for the above plan was $43,080 and $14,506 for the six months ended June 30, 2012 and 2011, respectively.

13.	Other Expense

Other expense for the three and six months ended June 30, 2012 amounted to $214,555 and $215,370, respectively. Other expense for the three and six months ended June 30, 2011 amounted to $124,146 and $124,645, respectively. Other expense for the three and six months ended June 30, 2012 and 2011 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Other expense:
Financial expense	$(14,525)	$(12,539)	$(15,340)	$(11,760)
Other income	1,756	5	1,756	766
Other expense	(201,786)	(111,611)	(201,786)	(113,650)
Total other expense	$(214,555)	$(124,146)	$(215,370)	$(124,645)

14.	Income Tax

Our effective tax rates were approximately 0% and 0% for the six months ended June 30, 2012 and 2011, respectively. Currently the local government and central government tax benefit will expire on December 31, 2012 and December 31, 2013 respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

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

For the six months ended June 30, 2012 and 2011, there is no major customer that individually comprised more than 10% of the Company’s total sales.

There are four major vendors accounting for over 10% of the Company’s total purchases for the six months ended June 30, 2012, with Shandong Huangming Solar Power Sales Co. accounting for 29%, Shenzhen Tongfang Multimedia Technology Co. accounting for 12%, Guangdong Zhigao air conditioners Co. accounting for 12%, Shanghai Shangling Electric Appliances Co. accounting for 11%. The accounts payable balance as of June 30, 2012 for these four vendors was $0. There are one major vendor each accounting for over 10% of the Company’s total purchases for the six months ended June 30, 2011, with Shandong Huangming Solar Power Sales Co. accounting for 46%. The accounts payable balance as of June 30, 2011 for this one vendor was $0.

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company is in litigation with its prior attorney, who commenced an action against the company in the Supreme Court of the State of New York County of New York for approximately $145,308 plus accrued interest for legal services provided to China Financial Services, a financial advisory firm, on behalf of the Company. The Company believes that there are defenses available to the Company and intends to contest this action. This amount has been accrued as of June 30, 2012 and is included in accrued expenses.

In connection with our private placement in July and August 2010, we entered into a Subscription Agreement with the investors which sets forth the rights of the investors to have the registrable shares registered with the SEC for public resale. Pursuant to the registration rights provisions, we agreed to file the registration statement pursuant to the Subscription Agreement to be declared effective by the Securities and Exchange Commission (the “Commission”) by the date (the “Required Effectiveness Date”) which is not later than the earlier of (x) one hundred eighty (180) calendar days after the final closing date of the Offerings dated July 9, 2010, or (y) ten (10) business days after oral or written notice to the Company or its counsel from the Commission that it may be declared effective. The registration statement has not been declared effective before the Required Effectiveness Date (the “Required Effectiveness Failure”). As liquidated damages (“Liquidated Damages”), the Company shall deliver to the Subscribers, as on a pro-rata basis (determined by dividing each Subscriber’s Issue Price by the aggregate Issue Price delivered to the Company by the Subscribers hereunder) an amount equal to one-half percent (0.5%) of the aggregate Issue Price of the Purchased Securities owned of record by such Subscribers on the first business day after the Non-Registration Event and for each subsequent thirty (30) day period (pro rata for any period less than thirty days) which are subject to non-registration event. The maximum aggregate Liquidated Damages payable to the Subscriber under this Agreement shall be five percent (5%) of the aggregate Issue Price paid by the Subscribers. The registration statement was not declared effective by Required Effectiveness Date, as such an Effectiveness Failure occurred and the Company made an estimate of the probable amount it would pay in damages and accrued $262,500.

As of June 30, 2012, The Company has made payment of Liquidated Damages in amount of $131,250 in four installments. The Company entered  into an Amended and Restated Settlement Agreement with investor representatives and certain investors dated December 6, 2011July 18, 2012, wherein it agrees to pay an additional $131,250 by August 31, 2012. In consideration of such amount the investors waived their right to bring full payment of liquidated damages, the investors forever releases and discharges the Company, its shareholders, subsidiaries, affiliates, successors, and assigns (collectively, the "Releasees") from any actions against the Company, CEH Delaware or Guoying for damages due to the Company’s inability to cause the Registration Statement to be effective in a timely manner and all claims, demands, causes of action, and liabilities of any subsequent damages that might have become due under Section 9(d) of their kind whatsoever arising out of or in connection with the Subscription Agreements and Share Exchange Agreement, and the failure of the Company to perform any of its obligations thereunder up to the execution date of the Amended Settlement Agreement. In particular, the investors agreed to waive their rights to claim any more liquidated damages and declare any future Event of Default under Section 7(o) “Further Registration Statements”, Section 7(r) “Uplisting” and Section 9(d) “Non-Registration Events” of their Subscription Agreements.

Further, pursuant to Section 7(d) of the Subscription Agreement, the Company has right to terminate or suspend registration statement or its reporting and filing obligations, unless relevant securities laws and regulations provide otherwise, until the later to occur of (i) two (2) years after the Final Closing Date by August 2012, or (ii) the Purchased Securities can be resold or transferred by the Subscribers pursuant to Rule 144(b)(1)(i) since August 2011.

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $39,936 and $11,991 for the three months ended June 30, 2012 and 2011, respectively. The Company incurred rent expenses of $80,023 and $29,063 for the six months ended June 30, 2012 and 2011, respectively.

The lease expenses for the next five years are estimated to be as follows:

2013	$153,180
2014	97,957
2015	12,529
2016	12,529
2017	12,529
Thereafter	2,090
Total	$290,814

Obligations for Land Use Rights

The Company entered into a Land Use Right Purchase Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee granted the Company a land use right for 164,983 square meters (approximately 300 Chinese acres) where our LED manufacturing facility will be built.  120 Chinese acres of this land is for commercial use and 180 Chinese acres of this land is for industrial use. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receives the land use right certificate issued by relevant PRC government pursuant to the Land Use Right Purchase Agreement. The Company believes that if the land use right certificate is not granted to the Company by the local government, the Company will get a refund of the retainer from Pingqiao Committee pursuant to its contractual rights.

16.	China Electronics Holdings, Inc (Parent Company)

Under PRC regulations, the Company’s operating subsidiary, Guoying, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC (“PRC GAAP”). In addition, Guoying is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of income tax to be contributed to the statutory general reserve is at Guoying’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. Further, Guoying is also required to allocate 5% of the profit after tax, determined in accordance with PRC GAAP, to the statutory public welfare fund which is restricted to be used for capital expenditures for staff welfare facilities owned by the Company. The statutory public welfare fund is not available for distribution to equity owners (except in liquidation) and may not be transferred in the form of loans, advances, or cash dividends. As of June 30, 2012, an aggregate amount of $3,958,981 has been appropriated from retained earnings and set aside for statutory general reserve and public welfare fund, by Guoying.

As of June 30, 2012, the amount of restricted net assets of Guoying, which may not be transferred to the Company in the form of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 7.43% of the Company’s consolidated net assets as discussed above. In addition, the current foreign exchange control policies applicable in the PRC also restrict the transfer of assets or dividends outside the PRC.

The following presents condensed unaudited unconsolidated financial information of the Parent Company only.

Condensed unaudited Balance Sheet as of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
Current assets	$3,333,144	$3,339,253

Current liabilities	$143,000	$143,000
Total stockholders' equity	3,190,144	3,196,253
Total liabilities and shareholders’ equity	$3,333,144	$3,339,253

Condensed unaudited Statements of Operations (For the six months ended June 30, 2012 and 2011)

	2012	2011
Revenues	$-	$-
General and administrative expenses	6,109	377,653
Loss before equity in undistributed earnings of subsidiaries	(6,109)	(377,653)
Equity in earnings of subsidiaries	(332,397)	7,949,627
Net income (loss)	$(338,506)	$7,571,974

Condensed unaudited Statement of Cash Flows (For the six months ended June 30, 2012 and 2011)

	2012	2011
Net Income	$(338,506)	$7,571,974
Adjustments to reconcile net income to net cash provided by operations:
Equity in earnings of subsidiaries	332,397	(7,949,627)
Changes in operating liabilities and assets:
Trade accounts payable	-	-
Other receivable	6,109	377,653
Other payable	-	-
Net cash provided by operating activities	-	-

Cash flows from financing activities
Share issued for cash	-	-
Net cash provided by financing activities	-	-

Effect of rate changes on cash	-	-

Increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

17.	Segment information

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

During 2012 and 2011, the Company was organized into three main business segments: (1) Exclusive franchise stores, (2) Non-exclusive franchise stores, and (3) Company owned stores. The following table presents a summary of operating information and certain six months-end balance sheet information as of June 30, 2012 and June 30, 2011, respectively.

	For the six month ended June 30,
	2012	2011
Revenues from unaffiliated customers:
Exclusive franchise stores	$18,886,562	$26,537,735
Non-exclusive stores	9,508,915	28,713,042
Company owned stores	1,677,148	3,690,311
Consolidated	$30,072,625	$58,941,088
Gross Profit:
Exclusive franchise stores	$1,291,480	$4,290,777
Non-exclusive stores	641,215	4,625,213
Company owned stores	148,706	679,889
Consolidated	$2,081,401	$9,595,879

Depreciation and amortization:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	321,408	29,368
Consolidated	$321,408	$29,368
Capital expenditures:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	7,056,124	7,056,124
Consolidated	$7,056,124	$7,056,124

Identifiable assets:	As of June 30, 2012	As of December 31, 2011
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
ompany owned stores	-	-
Corporate	57,828,633	58,295,145
Consolidated	$57,828,633	$58,295,145

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the six months ended June 30, 2012 and 2011, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Pursuant to the Share Transfer Agreement dated May 30, 2009 between the shareholders of Guoying (the “Guoying Shareholders”) and CEH Delaware, CEH Delaware acquired 100% of the outstanding equity securities of Guoying (the “Guoying Shares”) from Guoying Shareholders in consideration for RMB 1,000,000 and the Guoying Shareholders transferred and contributed all of their Guoying Shares to CEH Delaware in 2010. The Guoying Shareholders contributed the cash portion of the price for their shares to Guoying for working capital and general corporate purpose and as a result of the 2009 Share Transfer, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware.

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

Results of Operations

Wholesale and Retail of Consumer Electronics Appliances

We operated 2 company-owned stores as of June 30, 2012. We opened our headquarter company-owned store located in Guangcai Big Market in the second quarter of 2011.

As of June 30, 2012, we have franchise agreements with 324 exclusive franchise stores operate under Guoying brand name (the “Exclusive Franchise Stores”). We entered into franchise agreements with 247, 61, 93, 5 and 76 new exclusive franchise stores in 2009, 2010, 2011, first quarter of 2012 and second quarter of 2012. We terminated our exclusive franchise agreement with 47, 0, 233, 75 and 28 exclusive franchise stores in 2009, 2010, 2011, first quarter of 2012 and second quarter of 2012, respectively. Both our Company-owned stores and our exclusive franchise stores only sell merchandise that we provide to them as their exclusive wholesaler, and such merchandise includes Guoying branded products as well as products from major wholesalers such as Sony, Samsung and LG.

As of June 30, 2012, we have non-exclusive franchise agreements with 175 stores (the “Non-Exclusive Franchise Stores”) to which we provide Guoying branded merchandise on a non-exclusive wholesale basis. We entered into franchise agreements with 111, 557, 1, 0 and 19 non-exclusive franchise stores in 2009, 2010, 2011, first quarter of 2012 and second quarter of 2012. We terminated our non-exclusive franchise agreements with 15, 18, 362, 158 and 40 non-exclusive franchise stores in 2009, 2010, 2011, first quarter of 2012 and second quarter of 2012, respectively.

Our sales market currently mainly targets customers in county, township and villages (the third, fourth and fifth tiers of markets) in rural areas in Anhui Province of China. Our distribution and sales network currently covers twelve districts and counties in Anhui province, namely Shou County, Shu City, Jin An, Yu An, Huo Shan, Jinn Sai, HuoQiu, GuShi , Ye Ji, Fei West, Fei East, and Huai Nan Districts.

In August, 2011, our Board decided to terminate our exclusive and non-exclusive franchise agreements with a number of carriers in order to strengthen and grow the Company’s business in the long term after concluding that the rapid growth of the company’s number of stores and aggressive business expansion had caused deficiencies in the company’s internal control and management.  The following criteria has been used to determine which stores (“Disqualified Exclusive Stores” and “Disqualified Non-Exclusive Stores”) to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing and resulting in lower profit margins; (iii) stores located remotely Lu An City that result in higher transportation and  logistics expenses to us; (iv) stores that sold brand of merchandise that not supplied by us and therefore terminate its franchise agreement with us. During the year ended December 31, 2011 and the six months ended June 30, 2012, we have closed 2 company-owned stores, terminated our contracts with 336 exclusive franchise stores, and terminated our contracts with 560 non-exclusive franchise stores. We do not expect to terminate our franchise contracts with more significant number of non-exclusive stores in the rest of 2012. We believe that we are going to keep our current company-owned stores. We are evaluating about 100 exclusive stores and we might terminate our franchise contracts with these stores if they can not reach our standard by the end of 2012.

When we use the terms "open" or "opened" in referring to an exclusive or non exclusive franchise store, we mean that we had entered into a franchise agreement with such store and that it was in operation.  When we use the terms "close," "closed" or "terminated" in reference to an exclusive or non-exclusive franchise store we mean that we had terminated our agreement with such store.

Logistics and Transportations

We entered into a land use right agreement for 300 Chinese acres (164,983 square meters) land with Pingqiao Industrial Park, portion of which (38,449 square meters) will be used to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. We anticipate the phase I construction of four logistics centers to be completed by December 2012.

LED Manufacturing and Wholesale Business

We filed a proposal to obtain permission to enter into LED manufacturing business with the Reform and Development Commission of Yu An District, Lu An City on May 13, 2011. We obtained construction permit issued by Housing and Urban-Rural Development Bureau of Yu An District, Lu An City on October 28, 2011 to build LED manufactures on Pingqiao Land. We reserved the company name Lu An GuoyingOpto-Electronics Technology Co., Ltd. with the Lu An Administration of Industry and Commerce on September 5, 2011 valid until September 5, 2012.

The Company will continue focusing on becoming a significant retailer and wholesaler of consumer electronics and appliances to rural markets with a goal of having a national distribution network throughout China. The Company’s working capital will continue to be used to develop wholesale and retail business and the Company does not have sufficient capital to build an LED manufacturing and wholesale business at this time.Thus the Company will continue its electronics distribution business while it moves slowly on the development of its LED business by seeking business opportunities, partners and financing.

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Revenues

Our net revenue for the three months ended June 30, 2012 was $16,574,129, a decrease of 56.5%, or $21,513,907, from $38,088,036 for the three months ended June 30, 2011.

For the three months ended June 30, 2012, net revenue from exclusive franchise stores was $9,105,592, a decrease of 38.2%, or $5,625,753, from $14,731,345 for the three months ended June 30, 2011. There were 324 exclusive franchise stores as of June 30, 2012, 235 stores or 42% fewer than the 559 exclusive franchise stores as of June 30, 2011. The decrease of revenue from exclusive franchise stores is mainly due to our termination of business with 336 exclusive stores and we have entered into 101 new exclusive franchise agreement from June 30, 2011 to June 30, 2012 and due to decreased average selling prices.

For the three months ended June 30, 2012, net revenue from non-exclusive stores was $6,451,687, a decrease of 69.2%, or $14,473,042, from $20,924,729 for the three months ended June 30, 2011. We continued our franchise agreements with 175 non-exclusive stores as of June 30, 2012, 541 stores or 76% fewer than the 716 non-exclusive stores as of June 30, 2011. The decrease of revenue from non-exclusive franchise stores is mainly due to our termination of business with 560 non-exclusive stores and we have entered into 19 new non-exclusive franchise agreements from June 30, 2011 to 2012 and due to decreased average selling prices.

For the three months ended June 30, 2012, net revenue from company owned stores was $1,016,850, a decrease of 58.2%, or $1,415,112, from $2,431,962 for the three months ended June 30, 2011. The decreased revenue from company-owned stores was mainly due to the fact that we closed two company-owned stores in the second and fourth quarter of 2011, respectively, and decreased the selling price of many products resulting in lower markups.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the three months ended June 30, 2012 and 2011 are as follows:

Three Months Ended June 30, 2011	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$20,924,729	$14,731,345	$2,431,962	$38,088,036
Cost of Sales	$17,538,447	$12,312,657	$1,957,806	$31,808,910
Gross Profit	$3,386,282	$2,418,688	$474,156	$6,279,126

Three Months Ended 6/30/2012	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$6,451,687	$9,105,952	$1,016,850	$16,574,129
Cost of Sales	$6,013,542	$8,464,752	$922,612	$15,400,906
Gross Profit	$438,145	$640,840	$94,238	$1,173,223

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2011 and that have been in continuous operation as of June 30, 2012 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2011 and 2012. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in the three months ended June 30, 2012 and 2011, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$5,768,070	$5,502,036	$266,034	5%
Exclusive Franchise Stores	$5,930,805	$4,812,969	$1,117,836	23%
Company-Owned Stores	$183,915	$1,056,436	$(872,521)	(83)%
Total	$11,882,790	$11,371,441	$511,349	4%

The primary reason for the increase in Same Stores Sales for the three months ended June 30, 2012 compared to June 30, 2011 was the increase in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”) and from exclusive franchise stores (“Same Exclusive Franchise Stores”) offset by the decrease in sales from same company owned stores (“Same Company Owned Stores”). The increase in our sales in Same Non-Exclusive Franchise stores and Same Exclusive Franchise stores is as a result of the company’s many efforts in assisting such stores to increase their sales of Company supplied products. For example, the Company continually increased promotion and marketing for its brands in media with broader coverage, providing more support to such stores. The decrease in our sales in Same Company owned Stores is due to decreased demand and decreased sales average prices caused by more competitive market.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Same Stores	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011
Non-Exclusive Franchise Stores	153	153
Exclusive Franchise Stores	179	179
Company-Owned Stores	1	1

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$37,700	$35,961	$1,739	5%
Exclusive Franchise Stores	$33,133	$26,888	$6,245	23%
Company-Owned Stores	$183,915	$1,056,436	$(872,521)	(83)%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened in either 2012 or 2011 and were operating under normal conditions as of June 30, 2012 and excluding stores that closed in 2012 or 2011 (“New Stores”). New Store Sales are defined as sales from New Stores. New Store Salesfor the second quarter of 2011refer to the sales generated in the second quarter of 2011 from New Stores opened in the first two quarters of 2011 that maintain open as of June 30, 2012. New Store Salesfor the second quarter of 2012 refer to the sales generated in the second quarter of 2012 from both New Stores opened in 2011 and New Stores opened in the first two quarters of 2012 that are not closed.

New Stores Sales operating in both the three months ended June 30, 2012 and 2011, and the increase experiences at a percentage are as follows:

New Store Sales	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$683,617	$66,740	$616,877	924%
Exclusive Franchise Stores	$3,175,049	$1,518,946	$1,656,103	109%
Company-Owned Stores	$832,936	$576,239	$256,697	45%
Total	$4,691,602	$2,161,925	$2,529,677	117%

The primary reason for the increase in New Stores Sales for the three months ended June 30, 2012 compared to June 30, 2011was the increase of sales from new exclusive stores (the “New Exclusive Franchise Stores”) and from new Non-exclusive stores (the “New Non-exclusive Stores”). The increase of sales from exclusive and non-exclusive stores is due to the fact there are more new exclusive and non-exclusive stores in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

New Stores	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011
Non-Exclusive Franchise Stores	20	1
Exclusive Franchise Stores	145	65
Company-Owned Stores	1	1

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$34,181	$66,740	$(32,559)	(49)%
Exclusive Franchise Stores	$21,897	$23,368	$(1,471)	(6)%
Company-Owned Stores	$832,936	$576,239	$256,697	45%

Sales and Average Per Store Sales of Closed Stores

Closed Stores are stores that were closed or with which the Company terminated its agreement in either 2012 or 2011 (the “Closed Stores”). Closed Store Sales are defined as sales from the Closed Stores. Closed Store Salesfor the second quarter of 2011 refer to sales generated in the second quarter of 2011 from stores whose franchise agreements were terminated or which closed in 2011 or in the first two quarters of 2012. Closed Store Salesfor the second quarter of 2012 refer to sales generated in the second quarter of 2012 from stores whose franchise agreements were terminated or which closed in the first two quarters of 2012.

Closed Store Sales in the three months ended June 30, 2011and the three months ended June 30, 2012, and the change experienced as a percentage are as follows:

Closed Store Sales	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$15,355,953	$(15,355,953)	(100)%
Exclusive Franchise Stores	$(262)	$8,399,430	$(8,399,692)	(100)%
Company-Owned Stores	$-	$799,287	$(799,287)	(100)%
Total	$(262)	$24,554,670	$(24,554,932)	(100)%

The decrease in Closed Store Sales results from the fact that stores whose franchise agreements were terminated or which closed in 2011 or in the first two quarters ended June 30, 2012 generated no sales for the Company in the three months ended June 30, 2012. The Company resolved to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) stores that sold brands of merchandise not supplied by us.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Closed Stores	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011
Non-Exclusive Franchise Stores	560	560
Exclusive Franchise Stores	336	336
Company-Owned Stores	2	2

The 560 closed non-exclusive franchise stores and 336 closed exclusive franchise stores and 2 closed company-owned stores in the quarter ended 6/30/2011 refer to the total number of stores closed from January 1, 2011 to June 30, 2012 that generated revenue to the Company in the second quarter of 2011.

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$27,421	$(27,421)	(100)%
Exclusive Franchise Stores	$-	$24,998	$(24,998)	(100)%
Company-Owned Stores	$-	$399,643	$(399,643)	(100)%

Other information

The following is a summary of revenue by product line for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Solar Power Products	$3,513,303	$20,823,037
Air Conditioner	$5,800,416	$2,219,838
Refrigerator	$2,341,567	$5,125,239
TV	$4,371,015	$9,113,956
Washer	$520,643	$712,978
Others	$27,185	$92,988
Total	$16,574,129	$38,088,036

The increased revenue from new product lines carried in the three months ended June 30, 2012 was $4,181,726, of this amount our exclusive franchise stores, non-exclusive stores and company-owned stores increased revenue from new product lines by $2,229,027, $1,607,739 and $344,960, respectively. New products lines carried in the three months ended June 30, 2012 but not in the same period last year includes Oulin appliances, Gree Air Conditioner, Skyworth TV, Huangming Photovoltaic products and AUX Air Conditioner.

The increased revenue in the three months ended June 30, 2012 from new exclusive franchise stores whose franchise agreements were executed or which opened in the three months ended June 30, 2012 was $1,882,067. The increased revenue in the three months ended June 30, 2012 from new non-exclusive stores was $647,799 as we entered into franchise agreements with new 19 non-exclusive stores in the second quarter of 2012. The increased revenue in the three months ended June 30, 2012 from new company-owned stores was $0 as we did not open new company-owned stores in the first two quarters of 2012.

Solar-powered products sales decreased by $17,309,734, or 83.1%, from $20,823,037 in the three months ended June 30, 2011 to $3,513,303 in the same period 2012. The decrease is mainly due to decreased solar-powered products sales caused by decreased market demand of solar-powered products and caused by closing one of our company-owned stores which specialized in selling solar-powered products.

Television products sales decreased by $4,742,941, or 52.0%, from $9,113,956 in the three months ended June 30, 2011 to $4,371,015 in the same period in 2012. The decrease is mainly due to the Company sold fewer brands of TV products in the three months ended June 30, 2012 and also due to increased market competition, decreased number of exclusive and non-exclusive franchise stores that are selling our products, and decreased market demand.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2012 was $15,400,906, a decrease of $16,408,004, or 51.6%, compared to $31,808,910 for the three months ended June 30, 2011. The decrease was mainly due to the decrease in sales.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011

Cost of goods sold from non-exclusive stores	$6,013,542	$17,538,447
Cost of goods sold from exclusive franchise stores	8,464,752	12,312,657
Cost of goods sold from company-owned stores	922,612	1,957,806
Cost of goods sold	$15,400,906	$31,808,910

 For the three months ended June 30, 2012, cost of goods sold from exclusive franchise stores was $8,464,752, a decrease of 31.3%, or $3,847,905, from $12,312,657 for the three months ended June 30, 2011. The decrease was in line with the decrease in revenue.

For the three months ended June 30, 2012, cost of goods sold from non-exclusive stores was $6,013,542, a decrease of 65.7%, or $11,524,905, from $17,538,447 for the three months ended June 30, 2011. The decrease was in line with the decrease in revenue.

For the three months ended June 30, 2012, cost of goods sold from company-owned stores was $922,612, a decrease of 52.9%, or $1,035,194, from $1,957,806 for the three months ended June 30, 2011. The decrease was in line with the decrease in revenue.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$5,375,201	$4,611,248	$763,953	17%
Exclusive Franchise Stores	$5,529,079	$4,005,466	$1,523,613	38%
Company-Owned Stores	$169,782	$848,670	$(678,888)	(80)%
Total	$11,074,062	$9,465,384	$1,608,678	17%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$35,132	$30,139	$4,993	17%
Exclusive Franchise Stores	$30,889	$22,377	$8,512	38%
Company-Owned Stores	$169,782	$848,670	$(678,888)	(80)%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$638,341	$55,614	$582,727	1048%
Exclusive Franchise Stores	$2,935,918	$1,271,087	$1,664,831	131%
Company-Owned Stores	$752,830	$465,530	$287,300	62%
Total	$4,327,089	$1,792,231	$2,534,858	141%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$31,917	$55,614	$(23,697)	(43)%
Exclusive Franchise Stores	$20,248	$19,555	$693	4%
Company-Owned Stores	$752,830	$465,530	$287,300	62%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$12,871,585	$(12,871,585)	(100)%
Exclusive Franchise Stores	$(245)	$7,036,104	$(7,036,349)	(100)%
Company-Owned Stores	$-	$643,606	$(643,606)	(100)%
Total	$(245)	$20,551,295	$(20,551,540)	(100)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$22,985	$(22,985)	(100)%
Exclusive Franchise Stores	$-	$20,941	$(20,941)	(100)%
Company-Owned Stores	$-	$321,803	$(321,803)	(100)%

Other information

The cost of goods sold resulting from new product lines carried in 2012 was $3,873,667. For the three months ended June 30, 2012, the increased cost of goods sold from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was $2,061,691, $1,496,160 and $315,816, respectively.

The cost of goods sold resulting from new exclusive franchise stores opened in 2012 was $1,730,527. The cost of goods sold resulting from new non-exclusive franchise stores opened in 2012 was $604,868. The cost of goods sold resulting from new company-owned stores opened in 2012 was $0 as we did not open new company-owned stores in the second quarter of 2012.

Gross Profit

Gross profit for the three months ended June 30, 2012 was $1,173,223, a decrease of $5,105,903, or approximately 81.3%, compared to $6,279,126 for the three months ended June 30, 2011.

For the three months ended June 30, 2012, gross profit for exclusive franchise stores was $640,840, a decrease of 73.5%, or $1,777,848, from $2,418,688 for the three months ended June 30, 2011. The decrease was due to decreased sales caused by less operating exclusive stores and decreased sales quantities and decreased selling price caused by market competition for the quarter ended June 30, 2012 compared to the same period 2011.

For the three months ended June 30, 2012, gross profit for non-exclusive stores was $438,135, a decrease of 87.1%, or $2,948,137, from $3,386,282 for the three months ended June 30, 2011. The decrease was due to decreased sales caused by less operating non-exclusive stores and decreased sales quantities and decreased selling price caused by market competition for the quarter ended June 30, 2012 compared to the same period 2011.

For the three months ended June 30, 2012, gross profit for company-owned stores was $94,238, a decrease of 80.1%, or $379,918, from $474,156 for the three months ended June 30, 2011. The decrease was due to decreased sales caused by less operating company-owned stores and decreased sales quantities and decreased selling price caused by market competition for the quarter ended June 30, 2012 compared to the same period 2011.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$392,869	$890,788	$(497,919)	(56)%
Exclusive Franchise Stores	$401,726	$807,503	$(405,777)	(50)%
Company-Owned Stores	$14,133	$207,766	$(193,633)	(93)%
Total	$808,728	$1,906,057	$(1,097,329)	(58)%

The average gross profit per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$2,568	$5,822	$(3,254)	(56)%
Exclusive Franchise Stores	$2,244	$4,511	$(2,267)	(50)%
Company-Owned Stores	$14,133	$207,766	$(193,633)	(93)%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$45,276	$11,125	$34,151	307%
Exclusive Franchise Stores	$239,131	$247,859	$(8,728)	(4)%
Company-Owned Stores	$80,105	$110,709	$(30,604)	(28)%
Total	$364,512	$369,693	$(5,181)	(1)%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$2,264	$11,125	$(8,861)	(80)%
Exclusive Franchise Stores	$1,649	$3,813	$(2,164)	(57)%
Company-Owned Stores	$80,105	$110,709	$(30,604)	(28)%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$2,484,368	$(2,484,368)	(100)%
Exclusive Franchise Stores	$(17)	$1,363,327	$(1,363,344)	(100)%
Company-Owned Stores	$-	$155,681	$(155,681)	(100)%
Total	$(17)	$4,003,376	$(4,003,393)	(100)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Three Months Ended 6/30/2012	Three Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$4,436	$(4,436)	(100)%
Exclusive Franchise Stores	$-	$4,058	$(4,058)	(100)%
Company-Owned Stores	$-	$77,840	$(77,840)	(100)%

Other information

The gross profit from new product lines carried in 2012 was $308,061. For the three months ended June 30, 2012, the increased gross profit from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was$167,337, $111,579 and $29,145, respectively.

The gross profit for the three months ended June 30, 2012 from products sold by new exclusive franchise stores opened or with which we entered into agreements in 2012 was $151,539. The gross profit for the three months ended June 30, 2012 from products sold by new non-exclusive franchise stores opened or with which we entered into agreements in 2012 was $42,930. The gross profit for the three months ended June 30, 2012 from products sold by company-owned stores opened or with which we entered into an agreement in 2012 was $0 as we did not open new company-owned stores in the second quarter of 2012.

Gross Profit Rate

Gross profit rate for three months ended June 30, 2012 was 7.1%, a decrease of approximately 57.1%, compared to 16.5% for the three months ended June 30, 2011. The decrease was mainly due to the fact that in 2012, the average purchasing cost increased and due to that we decreased our average selling prices in order to promote our products and as a response to market competition.

For the three months ended June 30, 2012, gross profit rate for exclusive franchise stores was 7.0%, a decrease of 57.1% compared to 16.4% for the three months ended June 30, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

For the three months ended June 30, 2012, gross profit rate for non-exclusive stores was 6.8%, a decrease of 58.0%, compared to 16.2% for the three months ended June 30, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

For the three months ended June 30, 2012, gross profit rate for company-owned stores was 9.3%, a decrease of 52.5%, compared to 19.5% for the three months ended June 30, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

Gross profit rate for the three months ended June 30, 2012 from new product lines carried in 2012 was 7.4%. Gross profit rate for the three months ended June 30, 2012 from new product lines carried in 2012 sold by exclusive franchise stores was 7.5%. Gross profit rate for the three months ended June 30, 2012 from new product lines carried in 2012 sold by non-exclusive stores was approximately 6.9%. Gross profit rate for the three months ended June 30, 2012 from new product lines carried in 2012 sold by company-owned stores was 8.4%.

Gross profit rate for the three months ended June 30, 2012 from new stores opened in 2012 was 7.7%. Gross profit rate for the three months ended June 30, 2012 from new exclusive franchise stores opened in 2012 was 8.1%. Gross profit rate for the three months ended June 30, 2012 from new non-exclusive franchise stores opened in 2012 was 6.6%. Gross profit rate for the three months ended June 30, 2012 from new company-owned stores opened in 2012 was 0.0% because we did not open new company-owned stores in the second quarter of 2012.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 were $1,202,984, a decrease of $191,026, or 13.7%, from $1,394,010 for the three months ended June 30, 2011.

Selling expenses for the three months ended June 30, 2012 were $544,530, a decrease of $528,537, or 49.3%, from $1,073,067 for the three months ended June 30, 2011. The decrease of selling expenses relates primarily to decreased advertising expenses during the three months ended June 30, 2012 compared to the same period last year. The Company did not use TV commercial for the three months ended June 30, 2012 and lowered the advertising expenses. General and administrative expenses for the three months ended June 30, 2012 were $658,454, an increase of $337,511, or 105.2%, from $320,943 for the three months ended June 30, 2011. The increase is due to less salary expenses offset by $131,250 fee paid to investors in settlement of the liquidated damage claims.

Net Operating (Loss) Income

Our net operating loss for the three months ended June 30, 2012 was $29,761, a decrease of $4,914,876, or 100.6%, from net operating income of $4,885,115 for the same period in 2011. The decrease was mainly due to decreased sales and decreased gross profit offset by decreased operating expenses.

Other Expense

Our net other expense for the three months ended June 30, 2012 was $214,555, an increase of $90,409, or 72.8%, from net other expense of $124,146 for the same period in 2011. The increase was mainly due to increase in other expenses of $90,175 paid to closed stores as compensation during the three months ended June 30, 2012.

Net (Loss) Income

Our net loss for the three months ended June 30, 2012 was $244,603, a decrease of $5,005,365, or 105.1%, from net income of $4,760,762 for the same period in 2011. The decrease was mainly due to the decrease in sales and decreased gross profit offset by decreased operating expenses for the reason set forth above.

Provison for income taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment at a reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013 subject to Guoying's option to pay more in taxes should it elect to do so. Therefore, currently, Guoying is charged at a fixed annual reduced tax rate no less than approximately $1,200 (RMB7, 500) peryear that changes every year to cover all types of taxes including income taxes. Provision for income taxes for the three months ended June 30, 2012 and 2011 are $287 and $208, respectively. There were no significant book and tax basis differences.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Revenues

Our net revenue for the six months ended June 30, 2012was $30,072,625, a decrease of 49.0%, or $28,868,463, from $58,941,088 for the six months ended June 30, 2011.

For the six months ended June 30, 2012, net revenue from exclusive franchise stores was $18,886,562, a decrease of 28.8%, or $7,651,173, from $26,537,735 for the six months ended June 30, 2011. There were 324 exclusive franchise stores as of June 30, 2012, 235 stores or 42% fewer than the 559 exclusive franchise stores as of June 30, 2011. The decrease of revenue from exclusive franchise stores is mainly due to our termination of business with 336 exclusive stores and we have entered into 101 new exclusive franchise agreements in the first two quarters of 2012.

For the six months ended June 30, 2012, net revenue from non-exclusive stores was $9,508,915, a decrease of 66.9%, or $19,204,127, from $28,713,042 for the six months ended June 30, 2011. We continued our franchise agreements with 175 non-exclusive stores as of June 30, 2012, 541 stores or 76% fewer than the 716 non-exclusive stores as of June 30, 2011. The decrease of revenue from non-exclusive franchise stores is mainly due to our termination of business with 560 non-exclusive stores and we have entered into 19 new non-exclusive franchise agreements in the first two quarters of 2012. .

For the six months ended June 30, 2012, net revenue from company owned stores was $1,677,148, a decrease of 54.6%, or $2,013,163, from $3,690,311 for the six months ended June 30, 2011. The decreased revenue from company-owned stores was mainly due to the fact that we closed two company-owned stores in the second and fourth quarter of 2011, respectively, and decreased the selling price of many products resulting in lower markups.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the six months ended June 30, 2012 and 2011 are as follows:

Six Months-Ended 6/30/2011	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$28,713,042	$26,537,735	$3,690,311	$58,941,088
Cost of Sales	$24,087,829	$22,246,958	$3,010,422	$49,345,209
Gross Profit	$4,625,213	$4,290,777	$679,889	$9,595,879

Six Months-Ended 6/30/2012	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$9,508,915	$18,886,562	$1,677,148	$30,072,625
Cost of Sales	$8,867,700	$17,595,082	$1,528,442	$27,991,224
Gross Profit	$641,215	$1,291,480	$148,706	$2,081,471

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2011 and that have been in continuous operation as of June 30, 2012 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2011 and 2012. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in the six months ended June 30, 2012 and 2011, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$8,825,298	$7,134,998	$1,690,300	24%
Exclusive Franchise Stores	$11,462,812	$8,841,209	$2,621,604	30%
Company-Owned Stores	$310,559	$1,250,011	$(939,452)	(75)%
Total	$20,598,669	$17,226,218	$3,372,451	20%

The primary reason for the increase in Same Stores Sales for the six months ended June 30, 2012 compared to June 30, 2011 was the increase in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”) from exclusive franchise stores (“Same Exclusive Franchise Stores”) offset by the decrease in sales from same company owned stores (“Same Company Owned Stores”). The increase in our sales in Same Non-Exclusive Franchise stores and Same Exclusive Franchise stores is as a result of the company’s many efforts in assisting such stores to increase their sales of Company supplied products. For example, the Company continually increased promotion and marketing for its brands in media with broader coverage, providing more support to such stores. The decrease in our sales in Same Company owned Stores is due to decreased sales quantities and decreased average prices caused by more competitive market.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Same Stores	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011
Non-Exclusive Franchise Stores	153	153
Exclusive Franchise Stores	179	179
Company-Owned Stores	1	1

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$57,682	$46,634	$11,048	24%
Exclusive Franchise Stores	$64,038	$49,392	$14,646	30%
Company-Owned Stores	$310,559	$1,250,011	$(939,452)	(75)%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened in either 2012 or 2011 and were operating under normal conditions as of June 30, 2012 and excluding stores that closed in 2012 or 2011 (“New Stores”). New Store Sales are defined as sales from New Stores. New Store Salesfor the first two quarters of 2011refer to the sales generated in the first two quarters of 2011 from New Stores opened in the first two quarters of 2011 that maintain open as of June 30, 2012. New Store Salesfor the first two quarters of 2012 refer to the sales generated in the first two quarters of 2012 from both New Stores opened in 2011 and New Stores opened in the first two quarters of 2012 that are not closed.

New Stores Sales operating in both the six months ended June 30, 2012 and 2011, and the increase experiences at a percentage are as follows:

New Store Sales	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$683,617	$66,740	$616,877	924%
Exclusive Franchise Stores	$7,285,637	$3,492,871	$3,792,766	109%
Company-Owned Stores	$1,366,589	$576,239	$790,350	137%
Total	$9,335,843	$4,135,850	$5,199,993	126%

The primary reason for the increase in New Stores Sales for the six months ended June 30, 2012 compared to June 30, 2011 was the increase of sales from new exclusive stores (the “New Exclusive Franchise Stores”) and from new company-owned stores (the “New Company-Owned Stores”). The increase of sales from exclusive stores is due to the fact there are more new exclusive stores in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in sales for the New Company Owned Stores for the six months ended June 30, 2012 is because the Company opened one headquarters company owned store located in Guangcai Big Market in the second quarter of 2011.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

New Stores	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011
Non-Exclusive Franchise Stores	20	1
Exclusive Franchise Stores	145	65
Company-Owned Stores	1	1

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$34,181	$66,740	$(32,559)	(49)%
Exclusive Franchise Stores	$50,246	$53,736	$(3,490)	(6)%
Company-Owned Stores	$1,366,589	$576,239	$790,350	137%

Sales and Average Per Store Sales of Closed Stores

Closed Stores are stores that were closed or with which the Company terminated its agreement in either 2012 or 2011 (the “Closed Stores”). Closed Store Sales are defined as sales from the Closed Stores. Closed Store Salesfor the first two quarters of 2011 refer to sales generated in the first two quarters of 2011 from stores whose franchise agreements were terminated or which closed in 2011 or in the first quarter of 2012. Closed Store Salesfor the first two quarters of 2012 refer to sales generated in the first two quarters of 2012 from stores whose franchise agreements were terminated or which closed in the first two quarters of 2012.

Closed Store Sales in the six months ended June 30, 2011 and the six months ended June 30, 2012, and the change experienced as a percentage are as follows:

Closed Store Sales	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$21,511,304	$(21,511,304)	(100)%
Exclusive Franchise Stores	$138,113	$14,203,655	$(14,065,542)	(99)%
Company-Owned Stores	$-	$1,864,060	$(1,864,060)	(100)%
Total	$138,113	$37,579,019	$(37,440,906)	(100)%

The decrease in Closed Store Sales results from the fact that stores whose franchise agreements were terminated or which closed in 2011 generated no sales for the Company in the six months ended June 30, 2012. The Company resolved to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) stores that sold brands of merchandise not supplied by us. The Company closed two Company-owned stores during the six months ended June 30, 2011 to concentrate its resources in managing Company-owned stores.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Closed Stores	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011
Non-Exclusive Franchise Stores	560	560
Exclusive Franchise Stores	336	336
Company-Owned Stores	2	2

The 560 closed non-exclusive franchise stores and 336 closed exclusive franchise stores in the quarterly-ended 6/30/2011 refer to the total number of stores closed from January 1, 2011 to June 30, 2012 that generated revenue to the Company in the first two quarters of 2011.

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$38,413	$(38,413)	(100)%
Exclusive Franchise Stores	$411	$42,273	$(41,862)	(99)%
Company-Owned Stores	$-	$932,030	$(932,030)	(100)%

Other information

The following is a summary of revenue by product line for the six months ended June 30, 2012 and 2012:

	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011
Solar Power Products	$9,558,962	$32,580,870
Air Conditioner	$7,998,438	$3,262,155
Refrigerator	$4,086,851	$6,718,647
TV	$6,972,715	$15,210,511
Washer	$1,285,900	$1,043,853
Others	$169,759	$125,052
Total	$30,072,625	$58,941,088

The increased revenue from new product lines carried in the six months ended June 30, 2012 was $5,832,475, of this amount our exclusive franchise stores, non-exclusive stores and company-owned stores increased revenue from new product lines by $3,434,894, $1,990,672 and $406,909, respectively. New products lines carried in the six months ended June 30, 2012 but not in the same period last year includes Oulin appliances, Gree Air Conditioner, Skyworth TV, Huangming Photovoltaic products and AUX Air Conditioner.

The increased revenue in the six months ended June 30, 2012 from new exclusive franchise stores whose franchise agreements were executed or which opened in the six months ended June 30, 2012 was $2,156,692. The increased revenue in the six months ended June 30, 2012 from new non-exclusive stores was $647,799 as we entered into franchise agreements with 19 new non-exclusive stores in the first two quarters of 2012. The increased revenue in the six months ended June 30, 2012 from new company-owned stores was $0 as we did not open new company-owned stores in the first two quarters of 2012.

Solar-powered products sales decreased by $23,021,908, or 70.7%, from $32,580,870 in the six months ended June 30, 2011 to $9,558,962 in the same period 2012. The decrease is mainly due to decreased solar-powered products sales caused by decreased market demand of solar-powered products and caused by closing one of our company-owned stores which specialized in selling solar-powered products.

Television products sales decreased by $8,237,796, or 54.2%, from $15,210,511 in the six months ended June 30, 2011 to $6,972,715 in the same period in 2012. The decrease is mainly due to the Company sold fewer brands of TV products in the six months ended June 30, 2012 and also due to increased market competition, decreased number of exclusive and non-exclusive franchise stores that are selling our products, and decreased market demand.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2012 was $27,991,224, a decrease of $21,353,985, or 43.3%, compared to $49,345,209 for the six months ended June 30, 2011. The decrease was mainly due to the decrease in sales.

	Six Months Ended 06/30/2012	Six Months Ended 06/30/2011

Cost of goods sold from non-exclusive stores	$8,867,700	$24,087,829
Cost of goods sold from exclusive franchise stores	17,595,082	22,246,958
Cost of goods sold from company-owned stores	1,528,442	3,010,422
Cost of goods sold	$27,991,224	$49,345,209

For the six months ended June 30, 2012, cost of goods sold from exclusive franchise stores was $17,595,082, a decrease of 20.9%, or $4,651,876, from $22,246,958 for the six months ended June 30, 2011. The decrease was in line with the decrease in sales from exclusive franchise stores.

For the six months ended June 30, 2012, cost of goods sold from non-exclusive stores was $8,867,700, a decrease of 63.2%, or $15,220,129, from $24,087,829 for the six months ended June 30, 2011. The decrease was in line with the decrease in sales from non-exclusive stores.

For the six months ended June 30, 2012, cost of goods sold from company-owned stores was $1,528,442, a decrease of 49.2%, or $1,481,980, from $3,010,422 for the six months ended June 30, 2011. The decrease was in line with the decrease in sales from company-owned stores.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$8,229,359	$5,980,351	$2,249,008	38%
Exclusive Franchise Stores	$10,691,177	$7,387,579	$3,303,598	45%
Company-Owned Stores	$287,764	$1,001,845	$(714,081)	(71)%
Total	$19,208,300	$14,369,775	$4,838,525	34%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$53,787	$39,087	$14,700	38%
Exclusive Franchise Stores	$59,727	$41,271	$18,456	45%
Company-Owned Stores	$287,764	$1,001,845	$(714,081)	(71)%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$638,341	$55,614	$582,727	1048%
Exclusive Franchise Stores	$6,775,132	$2,918,195	$3,856,937	132%
Company-Owned Stores	$1,240,678	$465,530	$775,148	167%
Total	$8,654,151	$3,439,339	$5,214,812	152%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$31,917	$55,614	$(23,697)	(43)%
Exclusive Franchise Stores	$46,725	$44,895	$1,830	4%
Company-Owned Stores	$1,240,678	$465,530	$775,148	167%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Six Months-Ended 6/30/2012	Six Months- Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$18,051,863	$(18,051,863)	(100)%
Exclusive Franchise Stores	$128,773	$11,941,184	$(11,812,411)	(99)%
Company-Owned Stores	$-	$1,543,048	$(1,543,048)	(100)%
Total	$128,773	$31,536,095	$(31,407,322)	(100)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Six Months-Ended 6/30/2012	Six Months-Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$32,235	$(32,235)	(100)%
Exclusive Franchise Stores	$383	$35,539	$(35,156)	(99)%
Company-Owned Stores	$-	$771,524	$(771,524)	(100)%

Other information

The cost of goods sold resulting from new product lines carried in 2012 was $5,415,446. For the six months ended June 30, 2012, the increased cost of goods sold from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was $3,187,747, $1,854,718 and $372,981, respectively.

The cost of goods sold resulting from new exclusive franchise stores opened in 2012 was $1,986,683. The cost of goods sold resulting from new non-exclusive franchise stores opened in 2012 was $604,868. The cost of goods sold resulting from new company-owned stores opened in 2012 was $0 as we did not open new company-owned in the first two quarters of 2012.

Gross Profit

Gross profit for the six months ended June 30, 2012 was $2,081,401, a decrease of $7,514,478, or approximately 78.3%, compared to $9,595,879 for the six months ended June 30, 2011.

For the six months ended June 30, 2012, gross profit for exclusive franchise stores was $1,291,480, a decrease of 69.9%, or $2,999,297, from $4,290,777 for the six months ended June 30, 2011. The decrease was due to decreased sales.

For the six months ended June 30, 2012, gross profit for non-exclusive stores was $641,215, a decrease of 86.1%, or $3,983,998, from $4,625,213 for the six months ended June 30, 2011. The decrease was due to decreased sales.

For the six months ended June 30, 2012, gross profit for company-owned stores was $148,706, a decrease of 78.1%, or $531,183, from $679,889 for the six months ended June 30, 2011. The decrease was due to decreased sales.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$595,939	$1,154,646	$(558,707)	(48)%
Exclusive Franchise Stores	$771,636	$1,453,630	$(681,994)	(47)%
Company-Owned Stores	$22,795	$248,167	$(225,372)	(91)%
Total	$1,390,370	$2,856,443	$(1,466,073)	(51)%

The average gross profit per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$3,895	$7,547	$(3,652)	(48)%
Exclusive Franchise Stores	$4,311	$8,121	$(3,810)	(47)%
Company-Owned Stores	$22,795	$248,167	$(225,372)	(91)%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Six Months-Ended 6/30/2012	Six Months- Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$45,276	$11,125	$34,151	307%
Exclusive Franchise Stores	$510,505	$574,676	$(64,171)	(11)%
Company-Owned Stores	$125,911	$110,709	$15,202	14%
Total	$681,692	$696,510	$(14,818)	(2)%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$2,264	$11,125	$(8,861)	(80)%
Exclusive Franchise Stores	$3,521	$8,841	$(5,320)	(60)%
Company-Owned Stores	$125,911	$110,709	$15,202	14%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$3,459,441	$(3,459,441)	(100)%
Exclusive Franchise Stores	$9,340	$2,262,471	$(2,253,131)	(100)%
Company-Owned Stores	$-	$321,013	$(321,013)	(100)%
Total	$9,340	$6,042,925	$(6,033,585)	(100)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$6,178	$(6,178)	(100)%
Exclusive Franchise Stores	$28	$6,734	$(6,706)	(100)%
Company-Owned Stores	$-	$160,506	$(160,506)	(100)%

Other information

The gross profit from new product lines carried in 2012 was $417,029. For the six months ended June 30, 2012, the increased gross profit from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was$247,147, $135,953 and $33,929, respectively.

The gross profit for the six months ended June 30, 2012 from products sold by new exclusive franchise stores opened or with which we entered into agreements in 2012 was $170,009. The gross profit for the six months ended June 30, 2012 from products sold by new non-exclusive franchise stores opened or with which we entered into agreements in 2012 was $42,930. The gross profit for the six months ended June 30, 2012 from products sold by new company-owned stores opened or with which we entered into an agreement in 2012 was $0 as we did not open new company-owned stores in the first two quarters of 2012

Gross Profit Rate

Gross profit rate for six months ended June 30, 2012 was 6.9%, a decrease of approximately 57.5%, compared to 16.3% for the six months ended June 30, 2011. The decrease was mainly due to the fact that in 2012 the average purchasing cost increased and due to that we decreased our average selling prices in order to promote our products and as a response to market competition.

For the six months ended June 30, 2012, gross profit rate for exclusive franchise stores was 6.8%, a decrease of 57.7% compared to 16.2% for the six months ended June 30, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

For the six months ended June 30, 2012, gross profit rate for non-exclusive stores was 6.7%, a decrease of 58.1%, compared to 16.1% for the six months ended June 30, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

For the six months ended June 30, 2012, gross profit rate for company-owned stores was 8.9%, a decrease of 51.9%, compared to 18.4% for the six months ended June 30, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

Gross profit rate for the six months ended June 30, 2012 from new product lines carried in 2012 was 7.2%. Gross profit rate for the six months ended June 30, 2012 from new product lines carried in 2012 sold by exclusive franchise stores was 7.2%. Gross profit rate for the six months ended June 30, 2012 from new product lines carried in 2012 sold by non-exclusive stores was approximately 6.8%. Gross profit rate for the six months ended June 30, 2012 from new product lines carried in 2012 sold by company-owned stores was 8.3%.

Gross profit rate for the six months ended June 30, 2012 from new stores opened in 2012 was 7.6%. Gross profit rate for the six months ended June 30, 2012 from new exclusive franchise stores opened in 2012 was 7.9%. Gross profit rate for the six months ended June 30, 2012 from new non-exclusive franchise stores opened in 2012 was 6.6%. Gross profit rate for the six months ended June 30, 2012 from new company-owned stores opened in 2012 was 0.0% because we did not open new company-owned stores in the first two quarters of 2012.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 were $2,204,250, an increase of $305,370, or 16.1%, from $1,898,880 for the six months ended June 30, 2011.

Selling expenses for the six months ended June 30, 2012 were $1,028,304, a decrease of $161,309, or 13.6%, from $1,189,613 for the six months ended June 30, 2011. The decrease of selling expenses relates primarily to decreased advertising expenses offset by increased sales commission and increased shipping and handling expenses. The shipping and handling expenses increased because less of our customers requested shipping and delivery by the Company during the six months ended June 30, 2012 compared to the same period last year.

General and administrative expenses for the six months ended June 30, 2012 were $1,175,946, an increase of $466,679, or 65.8%, from $709,267 for the six months ended June 30, 2011. The increase is mainly due to increased $315,303 amortization expenses for intangible assets.

Net Operating (Loss) Income

Our net operating loss for the six months ended June 30, 2012 was $122,849, a decrease of $7,819,848, or 101.6%, from net operating income of $7,696,999 for the same period in 2011. The decrease was mainly due to decreased sales and gross profit and increased operating expenses.

Other Expense

Our net other income (expense) for the six months ended June 30, 2012 was $(215,370), an increase of $90,725, or 72.8%, from net other income (expense) of $(124,645) for the same period in 2011. The increase was mainly due to increase in other expenses of $88,136 paid to closed stores as compensation during the six months ended June 30, 2012.

Net (Loss)/Income

Our net loss for the six months ended June 30, 2012 was $338,506, a decrease of $7,910,480, or 104.5%, from net income of $7,571,974 for the same period in 2011. The decrease was mainly due to the decrease in sales and increased operating expenses for the reason set forth above.

Provision for income taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment at a reduced rate of approximately $1,200 (RMB 7,500) tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013 subject to Guoying's option to pay more in taxes should it elect to do so. Therefore, currently, Guoying is charged at a fixed annual reduced tax rate no less than approximately $1,200 (RMB7, 500) per year that changes every year to cover all types of taxes including Provision for income taxes. Provision for income taxes expense for the six months ended June 30, 2012 and 2011 are $287 and $380, respectively. There were no significant book and tax basis differences.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2012 or during the six months ended June 30, 2011 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net cash (used in) operating activities	$(337,703)	$(289,188)
Net cash (used in) investing activities	(610,713)	(934,885)
Net cash provided by financing activities	791,000	64,455
Effect of rate changes on cash	755	7,827
(Decrease) in cash and cash equivalents	(156,661)	(1,151,791)
Cash and cash equivalents, beginning of period	171,838	1,226,101
Cash and cash equivalents, end of period	$15,177	$74,310

Net cash used in operating activities was $337,703 for the six months ended June 30, 2012, compared to net cash used in operating activities was $289,188 for the six months ended June 30, 2011, an increase of $48,515 or 16.8%. The increase of net cash used in operating activities was primarily due to our decreased net income, increasein our payments made for other payables, partially offset by decreased purchase of inventories, lower increase in accounts receivable and less advances made to suppliers in the six months ended June 30, 2012 compared to the same period 2011.

As of June 30, 2012, we had cash and cash equivalents of $15,177, decreased from $171,838 as of December 31, 2011. The decrease in cash was mainly due to the reason that, in February 2012, the Board resolved to return a portion of deposit collected in 2009 from exclusive franchise stores. The Company has returned approximately $843,472 franchise fees to the operators of exclusive franchise stores by returning cash during the six months ended June 30, 2012. The Company has returned franchise fees in amount of approximately $586,853 to the operators of exclusive stores by reducing their purchase prices of certain products sold by us during the six months ended June 30, 2012.

Growth Strategies

We funded our growth strategy from our working capital and below are a summary of approximately how much we expect to spend in year 2012 to achieve our growth strategies:

Growth Strategies	Approximate Expenditures	Timing

Develop new company-owned stores in Anhui Province	$472,200	2012

Develop new exclusive franchise stores in Anhui, Hunan and Hubei Provinces	$629,600	2012

Develop new non-exclusive stores in Anhui, Hunan and Hubei Provinces	$1,574,000	2012

Constructions for logistics centers	$7,870,000	2012

We purchased 300 Chinese acres land with Pingqiao Industrial Park, portion of which will be used to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. We anticipate the phase I construction of four logistics centers to be completed by December 2012.

We have reserved a company name Lu An Guoying Opto-Electronics Technology Co., Ltd. with the Lu’An Administration of Industry and Commerce on September 5, 2011 which is valid until September 5, 2012. We filed a proposal to seek approval to enter into the LED manufacturing business with the Reform and Development Commission of Yu An District, Lu An City on May 13, 2011 and we obtained planning permit for the project and land construction issued by Housing and Urban-Rural Development Bureau of Yu An District, Lu An City on October 28, 2011. We currently do not have working capital to build LED manufactures except that we have obtained permits to build LED manufactures on Pingqiao land. We are seeking business partners and financing to enter into the LED manufacturing and wholesale business.

Investing Activities

Net cash used in investing activities was $610,713 for the six months ended June 30, 2012, compared to $934,885 for the six months ended June 30, 2011, a decrease of $324,172, or 34.7%. The decrease in cash used in investing activities was mainly because less payment was made for property, plant and equipment purchases during the six months ended June 30, 2012 compared to the same period 2011.

Financing Activities

Net cash provided by financing activities was $791,000 for the six months ended June 30, 2012, compared to $64,455, an increase of $726,545 or 1,127.2% for the six months ended June 30, 2011. We received $791,000 short term loan during the three months ended June 30, 2012 while we did not obtain any loan for the same period last year. We paid $64,455 to a related party first two quarters of June 30, 2011 and no comparable payment was made in the first two quarters of 2012.

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

Contractual Obligations

Our significant contractual obligations as of June 30, 2012 are as follows:

The Company incurred rent expenses of $39,936 and $11,991 for the three months ended June 30, 2012 and 2011 respectively. The Company incurred rent expenses of $80,023 and $29,063 for the six months ended June 30, 2012 and 2011 respectively.

The lease expenses for the next five years are estimated to be as follows:

2013	$153,180
2014	97,957
2015	12,529
2016	12,529
2017	12,529
Thereafter	2,090
Total	$290,814

Obligations for Land Use Rights

The Company entered into a Land Use Right Purchase Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee granted the Company a land use right for 300 Chinese acres. At first we decided to use the land to build our LED manufacturing facility. Then due to the shrink of LED market and demand we decide to use the land to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. We anticipate the phase I construction of four logistics centers to be completed by December 2012. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receive the land use right certificate issued by relevant PRC government pursuant to the Land Use Right Purchase Agreement. The Company received a land use right certificate issued by Pingqiao Industrial Park on April 16, 2012 with a validation term of 50 years until 2062 for 38,449 square meters where the four warehouses are built on. The Company believes that if the land use right certificate is not granted to the Company by the local government, the Company will get a refund of the retainer from Pingqiao Committee pursuant to its contractual rights as set forth in Section 8 of Investment Agreement between Ping Bridge Industrial Park and Lu’anGuoying Electronics Sales Co.

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

            As of June 30, 2012, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

PART II.
OTHER INFORMATION

Item 1A. Risk Factors

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2011 Form 10-K”), our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, and our consolidated financial statements and related notes included in Item 1 of Part I of this report.  Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Operations and Comprehensive Income for the six and three month periods ended June 30, 2012 and 2011, (ii) the Consolidated Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (iii) the Consolidated Condensed Statements of Cash Flows for the six and three month periods ended June 30, 2012 and 2011 and (iv) the notes to the Consolidated Condensed Financial Statements.

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

Date:  August __, 2012