Form 10-K/A
period 2011-12-31
China Electronics Holdings, Inc.
filed 2012-11-05
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

This amendment is being filed to amend the certifications to this report in response to a letter of comment from the Securities and Exchange Commission dated September 13, 2012. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Amendment No.1 to the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELECTRONICS HOLDINGS, INC.

By:	/s/ Hailong Liu
Name: Hailong Liu
Title: Chairman, Chief Executive Officer and President (principal executive officer) & Chief Financial Officer(principal financial officer and principal accounting officer)
Date: November 5, 2012

EXHIBIT INDEX
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer*

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer.*

* filed herewith