Form 10-Q/A
period 2012-03-31
China Electronics Holdings, Inc.
filed 2012-11-05
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Explanatory Note

This amendment is being filed to amend Part I, Item 4 “Controls and Procedures” in response to a letter of comment from the Securities and Exchange Commission. This amendment   does not reflect subsequent events occurring after the original filing date of the Form 10-Q.

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

            As of March 31, 2012, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012.  The Company’s Chief Executive Officer also serves as its Chief Financial Officer. The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have an internal financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting, although the Company engages outside accounting consultant who is experienced and familiar with the US GAAP to help the Company prepare its financials. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls.

The Company also believes that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. It is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions. In an effort to remediate the material weaknesses, we plan to document our process and procedures governing our internal reporting, including (1) timely review of reports prior to issuance, (2) a re-evaluation of our staffing needs, and (3) analysis of unusual transactions as they are occurring to allow adequate time for multiple levels of review.

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