Form 10-Q/A
period 2012-06-30
China Electronics Holdings, Inc.
filed 2012-11-28
CIK 1440770

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

 Explanatory Note

This Amendment No. 1 to China Electronics Holdings Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 15, 2012, is being filed in response to a comment letter issued by the U.S. Securities and Exchange Commission on September 13, 2012 . This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

TABLE OF CONTENTS

Page

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
Item 1A. Risk Factors.
Item 6. Exhibits.

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

PART I.
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011
(Unaudited)

	JUNE 30,	DECEMBER 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$15,177	$171,838
Trade accounts receivable, net of allowance for doubtful accounts of $2,198,367 and $2,198,376, respectively	10,937,969	9,431,556
Other receivable	4,753,480	4,753,480
Advances	3,741,562	6,722,052
Inventories, net	2,681,255	1,804,870
Total current assets	22,129,443	22,883,796

Noncurrent assets
Property and equipment, net	580,248	531,107
Construction in progress	6,256,756	5,704,347
Advances - Long term	13,464,311	13,464,311
Intangible assets	15,397,875	15,711,584
Total noncurrent assets	35,699,190	35,411,349

Total assets	$57,828,633	$58,295,145

Liabilities and Stockholders' Equity
Current liabilities :
Accounts payable and accrued expenses	$351,080	$237,482
Short term bank loan	787,000	-
Other payable	3,483,645	4,806,278
Unearned revenue	287,079	-
Total current liabilities	4,908,804	5,043,760

Total liabilities	4,908,804	5,043,760

Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares and 16,775,113 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,678	1,678
Additional paid in capital	15,341,710	15,341,710
Retained earnings	30,263,509	30,602,014
Statutary reserve	3,958,981	3,958,981
Accumulated other comprehensive income	3,353,951	3,347,001
Total stockholders' equity	52,919,829	53,251,385

Total liabilities and stockholders' equity	$57,828,633	$58,295,145

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

2009 Share Transfer

China Electronic Holdings, Inc (“CEH Delaware”_) was organized on November 15, 2007 in Delaware as a development stage company.

Lu’an Guoying Electronic Sales Co., Ltd., a domestic PRC corporation, (“Guoying”) was established on January 4, 2002 to engage in wholesale and retail of electronics consumer products to rural areas in An Hui province. Mr. Hailong Liu is the CEO and Chairman of Guoying. Pursuant to the Share Transfer Agreement entered into on December 26, 2008 (the “2008 Share Transfer Agreement”) between the shareholders of Guoying (the “Guoying Shareholders”) and CEH Delaware, CEH Delaware acquired 40% of the outstanding equity securities of Guoying (the “Guoying Shares”) from all of the Guoying Shareholders in consideration for $60,000, equivalent to RMB 400,000. Guoying Shareholders entered into a Share Transfer Agreement with Sherry Li, the then officer and director of CEH Delaware on May 30, 2009 and agreed to transfer 100% of outstanding shares of Guoying to CEH Delaware in exchange for contribution of RMB 1 million of registered capital from CEH Delaware and 11,566,288 CEH Delaware Shares issued by CEH Delaware to Guoying Shareholders, constituting 84.6% of issued and outstanding shares of CEH Delaware and held under the name of Sherry Li, the nominee shareholder on behalf of Guoying Shareholders. Pursuant to the Share Transfer Agreement entered into on February 2010 (the “2010 Share Transfer Agreement”) between Guoying Shareholders and CEH Delaware, CEH Delaware acquired the remaining 60% of the outstanding equity securities of Guoying Shares from all of the Guoying Shareholders in consideration for RMB 600,000 and Guoying Shareholders transferred and contributed all of their Guoying Shares to CEH Delaware. As a result of the transactions, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware with registered capital of RMB 1,000,000 and subsequently increased its paid-in capital to $2,838,653 in 2010. The transaction was approved by Ministry of Commerce of Anhui Province and registered with Administration and Industry of Commerce of Lu An City.

Guoying Shareholders contributed the Purchase Price to Guoying for working capital and general corporate purpose and as a result of the 2008 and 2010 Share Transfers, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware. The exchange of shares pursuant to the 2008 and 2010 Share Transfers was accounted for as a reverse acquisition at historical costs since the stockholders of Guoying obtained control of CEH Delaware and the management of Guoying became the management of CEH Delaware with the appointment of Mr. Hailong Liu (Chief Executive Officer of Guoying) as CEH Delaware’s sole director and officer. Accordingly, the merger of Guoying into CEH Delaware was recorded as a recapitalization of Guoying, with Guoying being treated as the continuing entity.  The historical financial statements presented are the financial statements of Guoying.

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

2.	Summary of Significant Accounting Policies

Construction in Progress

Construction in progress at June 30 amounted to $6,256,756. During 2011, the Company started construction of four buildings, 4,800 square meters each and 19,200 square meters in total, on Pingqiao land to be used as warehouses to build the Company’s logistic center. The Company has completed construction under and above the ground, and the Company anticipates that the construction of four buildings to be used as warehouses to be completed by December 2012.

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

General and Administrative Expenses

General and administrative expenses include the costs of non-selling related salaries and related employee benefits, professional service fees, rent and depreciation, warehousing costs, office supplies, bad debts expense, and amortization of intangible assets (land).

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $27,630 and $466,904 are included in selling, expense for the three months ended June 30, 2012 and 2011, respectively. Advertising costs of $53,223 and $476,021 are included in selling expense for the six months ended June 30, 2012 and 2011, respectively.

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

Long term advances related to construction amounted to $13,464,311 and $13,464,311 as of June 30, 2012 and December 31, 2011, respectively. The advances to suppliers for construction of its property and equipment are classified as long-term since the assets to which the advances relate are long-term assets. If the Company determines that the products for which it prepaid will not be delivered then an impairment charge is taken. The Company transfers long term advances related to construction to construction in progress once used in construction.

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

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2012	December 31,2011
Accounts payable	$-	$-
Accrued payroll	74,522	94,482
Settlement with investor	131,250	-
Claimed unpaid legal fee in dispute	145,308	143,000
Total	$351,080	$237,482

9.	Short Term Bank Loan

As of June 30, 2012, the Company has a short term bank loan of $787,000. The loan is from Rural Credit Cooperatives Of LU An, starting on April 28, 2012 and due on April 28, 2013, with an interest rate of 11.808%, and collateralized with land use right. Additional loan might be obtained to fund operating activities by the Company in the future.

10.	Other Payable

Other payable amounted to $3,483,646 and $4,806,278 as of June 30, 2012 and December 31, 2011, respectively.

Other payables consisted of the following:

	June 30, 2012	December 31, 2011
Shanghai Pengbai Electronic Co., Ltd.	$3,210,960	$3,210,960
Others	272,685	1,595,318
Total	$3,483,645	$4,806,278

11.	Stockholders’ Equity

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

14.	Other Expense

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

As of June 30, 2012, The Company has made payment of Liquidated Damages in amount of $131,250 in four installments. The Company entered  into an Amended and Restated Settlement Agreement with investor representatives and certain investors dated July 18, 2012, wherein it agrees to pay an additional $131,250 by August 31, 2012. In consideration of such amount the investors waived their right to bring full payment of liquidated damages, the investors forever releases and discharges the Company, its shareholders, subsidiaries, affiliates, successors, and assigns (collectively, the "Releasees") from any actions against the Company, CEH Delaware or Guoying for damages due to the Company’s inability to cause the Registration Statement to be effective in a timely manner and all claims, demands, causes of action, and liabilities of any subsequent damages that might have become due under Section 9(d) of their kind whatsoever arising out of or in connection with the Subscription Agreements and Share Exchange Agreement, and the failure of the Company to perform any of its obligations thereunder up to the execution date of the Amended Settlement Agreement. In particular, the investors agreed to waive their rights to claim any more liquidated damages and declare any future Event of Default under Section 7(o) “Further Registration Statements”, Section 7(r) “Uplisting” and Section 9(d) “Non-Registration Events” of their Subscription Agreements.

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

Obligations for Land Use Rights

The Company entered into a Land Investment Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 164,983 square meters (approximately 300 Chinese acres) from local government where our construction and investment project will be built on the land Pingqiao Commitee manages.  120 Chinese acres of this land is for commercial use and 180 Chinese acres of this land is for industrial use. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receives the land use right certificate issued by relevant PRC government pursuant to the Land Investment Agreement. The Company believes that if the land use right certificate is not granted to the Company by the local government, the Company will get a refund of the retainer from Pingqiao Committee pursuant to its contractual rights.

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

The following presents condensed unaudited unconsolidated financial information of the Parent Company only.

Condensed unaudited Balance Sheet as of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
Current assets	$3,333,144	$3,339,253

Current liabilities	$143,000	$143,000
Total stockholders' equity	3,190,144	3,196,253
Total liabilities and shareholders’ equity	$3,333,144	$3,339,253

Condensed unaudited Statements of Operations (For the six months ended June 30, 2012 and 2011)

	2012	2011
Revenues	$-	$-
General and administrative expenses	6,109	377,653
Loss before equity in undistributed earnings of subsidiaries	(6,109)	(377,653)
Equity in earnings of subsidiaries	(332,397)	7,949,627
Net income (loss)	$(338,506)	$7,571,974

Condensed unaudited Statement of Cash Flows (For the six months ended June 30, 2012 and 2011)

	2012	2011
Net Income	$(338,506)	$7,571,974
Adjustments to reconcile net income to net cash provided by operations:
Equity in earnings of subsidiaries	332,397	(7,949,627)
Changes in operating liabilities and assets:
Trade accounts payable	-	-
Other receivable	6,109	377,653
Other payable	-	-
Net cash provided by operating activities	-	-

Cash flows from financing activities
Share issued for cash	-	-
Net cash provided by financing activities	-	-

Effect of rate changes on cash	-	-

Increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

18.	Segment information

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

Logistics and Transportations

We entered into a Land Investment Agreement for 300 Chinese acres (164,983 square meters) land with Pingqiao Industrial Park, portion of which (38,449 square meters) will be used to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. We anticipate the construction of four logistics centers to be completed by December 2012.

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

Selling expenses for the three months ended June 30, 2012 were $544,530, a decrease of $140,213 , or 20.5%, from $684,743 for the three months ended June 30, 2011. The decrease of selling expenses relates primarily to decreased advertising expenses during the three months ended June 30, 2012 compared to the same period last year. The Company did not use TV commercial for the three months ended June 30, 2012 and lowered the advertising expenses. General and administrative expenses for the three months ended June 30, 2012 were $658,454, an decrease  of$50,813 , or 7.2%, from $709,267 for the three months ended June 30, 2011. The decrease  is due to less salary expenses offset by $131,250 fee paid to investors in settlement of the liquidated damage claims.

Net Operating (Loss) Income

Our net operating loss for the three months ended June 30, 2012 was $29,761, a decrease of $4,914,876, or 100.6%, from net operating income of $4,885,115 for the same period in 2011. The decrease was mainly due to decreased sales and decreased gross profit offset by decreased operating expenses.

Other Expense

Our net other expense for the three months ended June 30, 2012 was $214,555, an increase of $90,409, or 72.8%, from net other expense of $124,146 for the same period in 2011. The increase was mainly due to increase in other expenses of $90,175 paid to closed stores as compensation during the three months ended June 30, 2012. The compensation serves the purpose to compensate the potential loss of future sales of these 2011 closed stores. As a result of terminating our franchise contracts with those 2011 closed stores that has affected their future sales and revenue after our termination, the Company agreed to pay to the 2011 closed stores a compensation for losses from previous investment by those stores and from losing potential future sales. The compensation was given to stores that we closed in 2011 and therefore did not have transactions with the Company and we generated no revenue or incurred no operating expenses from those stores during the six months ended June 30, 2012,thus the Company included the compensation in other expenses to clearly present the nature of the compensation.

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

Selling expenses for the six months ended June 30, 2012 were $1,028,304, a decrease of $161,309, or 13.6%, from $1,189,613 for the six months ended June 30, 2011. The decrease of selling expenses relates primarily to decreased advertising expenses offset by increased sales commission and increased shipping and handling expenses. The shipping and handling expenses increased because as the Company closed certain exclusive and non-exclusive franchise stores in the fourth quarter of 2011 and first quarter of 2012, in order to promote sales to remaining existing customers, the Company offers free shipping and delivery services to customers who used to pick up their merchandise directly from the Company at their own cost.  Therefore although the Company currently has fewer customers, the shipping and handling expenses increased for six months ended June 30 2012 compared to the same period last year.

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

Other Expense

Our net other income (expense) for the six months ended June 30, 2012 was $(215,370), an increase of $90,725, or 72.8%, from net other income (expense) of $(124,645) for the same period in 2011. The increase was mainly due to increase in other expenses of $88,136 paid to closed stores as compensation during the six months ended June 30, 2012. The compensation serves the purpose to compensate the potential losses the closed stores might incur by closing the stores. Potential losses include losses from current investment by stores and from missing potential future opportunities. The compensation were given to stores that did not have transactions with the Company during the six months ended June 30, 2012. Since there were no revenue and no operating expenses related to these stores, the Company included the compensation in other expenses to clearly present the nature of the compensation.

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

The Company received a land use right certificate issued by People’s Government of Yu An District on April 16, 2012 with a validation term of 50 years until 2062 for 38,449 square meters, including 19,200 square meters where the four warehouses are built on. We are obligated to pay to Pingqiao Committee approximately $3.7 million when People’s Government of Yu An District is ready to issue us the land use right certificate for the rest of land. Due to burdensome and repetitive approval procedures, we have not been granted land use right certificate for the rest of land.  We are currently negotiating with the local government to obtain a Land Use Right Certificate for rest of the land. As the net cash provided by operating activities and decrease of its trade and other account receivables in the future, the Company believes that it will obtain cash necessary to obtain the land use right certificate when Yu An District Government completes its approval procedures to issue us the land use right certificate for rest of the land. However, if we may not have sufficient cash to pay for the remaining balance of land purchase price in an immediate short term of time if we cannot generate sufficient cash from our operations, the PRC government may evict our personnel from the premises and remove our manufacturing facilities that we built on the premises.  Such action would have a very significant and negative impact on our operations and business. Please refer to risk factors on page 11.

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

We purchased 300 Chinese acres land with Pingqiao Industrial Park, portion of which will be used to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. We anticipate the construction of four logistics centers to be completed by December 2012.

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

Obligations for Land Use Rights

The Company entered into a Land Investment Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 300 Chinese acres to be issued by local government. At first we decided to use the land to build our LED manufacturing facility. Then due to the shrink of LED market and demand we decide to use the land to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. We anticipate the construction of four logistics centers to be completed by December 2012. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receive the land use right certificate issued by relevant PRC government pursuant to the Land Investment Agreement. The Company received a land use right certificate issued by Pingqiao Industrial Park on April 16, 2012 with a validation term of 50 years until 2062 for 38,449 square meters where the four warehouses are built on. The Company believes that if the land use right certificate is not granted to the Company by the local government, the Company will get a refund of the retainer from Pingqiao Committee pursuant to its contractual rights as set forth in Section 8 of Investment Agreement between Ping Bridge Industrial Park and Lu’anGuoying Electronics Sales Co.

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

Date:  November 28, 2012