Form 10-Q
period 2012-09-30
China Electronics Holdings, Inc.
filed 2012-11-30
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-152535

CHINA ELECTRONICS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	98-0550385 (I.R.S. Employer Identification No.)

Building 3, Binhe District, Longhe East Road, Lu’an City, Anhui Province, PRC (Address of Principal Executive Offices)	237000 (ZIP Code)

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

TABLE OF CONTENTS

Page

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	65
Item 4. Controls and Procedures.	66
PART II—OTHER INFORMATION
Item 1A. Risk Factors.	67
Item 6. Exhibits.	67

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

i

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

ii

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

iii

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$654,133	$171,838
Trade accounts receivable, net of allowance for doubtful accounts of $2,578,083 and $2,198,376, respectively	11,514,735	9,431,556
Other receivable	2,254,447	4,753,480
Advances	4,233,469	6,722,052
Inventories, net	2,562,089	1,804,870
Total current assets	21,218,873	22,883,796

Noncurrent assets
Property and equipment, net	595,643	531,107
Construction in progress	8,118,886	5,704,347
Advances - Long term	13,609,732	13,464,311
Intangible assets	15,405,632	15,711,584
Total noncurrent assets	37,729,893	35,411,349

Total assets	$58,948,766	$58,295,145
Liabilities and Stockholders' Equity
Current liabilities :
Accounts payable and accrued expenses	$216,514	$237,482
Short term bank loans	1,591,000	-
Other payable	3,648,463	4,806,278
Total current liabilities	5,455,977	5,043,760

Total liabilities	5,455,977	5,043,760

Equity
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares and 16,775,113 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,678	1,678
Additional paid in capital	15,341,710	15,341,710
Retained earnings	30,253,475	30,602,014
Statutary reserve	3,958,981	3,958,981
Accumulated other comprehensive income	3,927,399	3,347,001
Total stockholders' equity	53,483,242	53,251,385

Non controlling interest	9,546	-
Total equity	53,492,788	53,251,385
Total liabilities and stockholders' equity	$58,948,766	$58,295,145
The accompanying notes are an integral part of this unaudited consolidated condensed statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011

Net revenue from exclusive franchise stores	$8,013,254	$10,384,790	$26,899,816	$36,922,525
Net revenue from non-exclusive franchise stores	4,657,161	13,923,823	14,166,076	42,636,865
Net revenue from company owned stores	1,754,835	4,364,253	3,431,983	8,054,564
Net Revenue	14,425,250	28,672,866	44,497,875	87,613,954

Cost of goods sold from exclusive franchise stores	7,346,134	8,767,963	24,941,217	31,014,921
Cost of goods sold from non-exclusive franchise stores	4,270,260	11,727,137	13,137,960	35,814,966
Cost of goods sold from company owned stores	1,564,432	3,768,458	3,092,874	6,778,880
Cost of goods sold	13,180,826	24,263,558	41,172,050	73,608,767

Operating expenses:
Selling expense	522,486	619,212	1,550,790	1,808,825
General and administrative expenses	343,426	525,204	1,519,372	1,121,587
Bad debt (recovery) expense	353,511	(5,162,350)	353,511	(5,162,350)
Total Operating Expenses	1,219,423	(4,017,934)	3,423,673	(2,231,938)

Net operating income (loss)	25,001	8,427,242	(97,849)	16,237,125

Other income (expense):
Financial expense	(33,786)	(24)	(49,126)	(11,784)
Other expense	(1,248)	-	(203,031)	-
Other income	-	-	1,753	-
Total other (expense) income	(35,034)	(24)	(250,404)	(11,784)

Net (loss) income before provisions for income taxes	(10,034)	8,427,218	(348,252)	16,225,341

Provision for income taxes	(0)	334	287	714

Net (loss) income	(10,034)	8,426,885	(348,539)	16,224,628

Foreign currency translation adjustment	573,448	594,404	580,398	1,374,760

Comprehensive income	$563,414	$9,021,288	$231,859	$17,599,387

(Loss) earnings per share - basic	$(0.001)	$0.50	$(0.02)	$0.97

(Loss) earnings per share - diluted	$(0.001)	$0.48	$(0.02)	$0.92

Basic weighted average shares outstanding	16,775,113	16,783,113	16,775,113	16,783,113

Diluted weighted average shares outstanding	16,775,113	17,634,910	16,775,113	17,634,910

The accompanying notes are an integral part of this unaudited consolidated condensed statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	SEPTEMBER 30,
	2012	2011

Net (loss) income	$(348,539)	$16,224,628
Adjustments to reconcile net (loss) income to net cash used in operations:
Amortization	472,357	75,124
Depreciation	10,842	7,487
Changes in operating liabilities and assets:
Trade accounts receivable	(1,967,615)	(14,598,866)
Advances	2,543,477	(3,297,306)
Inventories	(734,825)	(7,804,124)
Other receivables	2,538,849	9,589,729
Other payables	(1,201,595)	(451,115)
Customer deposit	-	(306,205)
Accounts payable and accrued expenses	(21,617)	20,324
Net cash provided by (used in) operating activities	1,291,334	(540,326)

Cash flows from investing activities:
Property, plant, and equipment additions	(69,236)	(378,522)
Construction in Progress	(2,336,662)	(668,363)
Restricted cash	-	77,050
Reduction of intangible assets	-	6,754,334
Acquisation of intangible assets	-	(6,108,494)
Net cash used in investing activities	(2,405,898)	(323,995)

Cash flows from financing activities
Proceeds from short term loans	1,580,000	-
Related party receivable	-	64,876
Contribution from noncontrolling interests	9,546	-
Net cash provided by financing activities	1,589,546	64,876

Effect of rate changes on cash	7,313	55,159

Increase (decrease) in cash and cash equivalents	482,295	(744,286)
Cash and cash equivalents, beginning of period	171,838	1,226,101
Cash and cash equivalents, end of period	$654,133	$481,815

Supplemental disclosures of cash flow information:
Interest paid in cash	$46,818	$-
Income taxes paid in cash	$287	$714
The accompanying notes are an integral part of this unaudited consolidated condensed statement.

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
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

In August 2012, Guoying contributed $945,054 registered capital to Lu An Guoying Opto-Electronics Technology Co., Ltd. (“Opto-Electronics”) which is 99% owned by Guoying. Mr. Hailong Liu, the CEO and Chairman of the Company, contributed $9,546 registered capital in cash and owned 1% of Opto-Electronics.

2008, 2009, and 2010 Share Transfer Agreements

China Electronic Holdings, Inc (“CEH Delaware”) was organized on November 15, 2007 in Delaware as a development stage company.

Lu’anGuoying Electronic Sales Co., Ltd., a domestic PRC corporation, (“Guoying”) was established on January 4, 2002 to engage in wholesale and retail of electronics consumer products to rural areas in An Hui province. Mr. Hailong Liu is the CEO and Chairman of Guoying. Pursuant to the Share Transfer Agreement entered into on December 26, 2008 (the “2008 Share Transfer Agreement”) between the shareholders of Guoying (the “Guoying Shareholders”) and CEH Delaware, CEH Delaware acquired 40% of the outstanding equity securities of Guoying (the “Guoying Shares”) from all of the Guoying Shareholders in consideration for $60,000, equivalent to RMB 400,000. Guoying Shareholders entered into a Share Transfer Agreement with Sherry Li, the then officer and director of CEH Delaware on May 30, 2009 and agreed to transfer 100% of outstanding shares of Guoying to CEH Delaware in exchange for contribution of RMB 1 million of registered capital from CEH Delaware and 11,566,288 CEH Delaware Shares issued by CEH Delaware to Guoying Shareholders, constituting 84.6% of issued and outstanding shares of CEH Delaware and held under the name of Sherry Li, the nominee shareholder on behalf of Guoying Shareholders. Pursuant to the Share Transfer Agreement entered into on February 2010 (the “2010 Share Transfer Agreement”) between Guoying Shareholders and CEH Delaware, CEH Delaware acquired the remaining 60% of the outstanding equity securities of Guoying Shares from all of the Guoying Shareholders in consideration for RMB 600,000 and Guoying Shareholders transferred and contributed all of their Guoying Shares to CEH Delaware. As a result of the transactions, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware with registered capital of RMB 1,000,000 and subsequently increased its paid-in capital to $2,838,653 in 2010. The transaction was approved by Ministry of Commerce of Anhui Province and registered with Administration and Industry of Commerce of Lu An City.

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

Call Option Agreement and Reverse Acquisition

Mr. Hailong Liu is the CEO and chairman of Guoying. Mr. Liu is also CEO and Chairman of CEH Delaware upon consummation of 2009 Share Transfer and CEO and Chairman of CEHD Nevada upon consummation of 2010 Share Exchange. Ms. Sherry Li serves as nominee shareholder to hold our Common Stock on behalf of Guoying Shareholders to be in compliance with the PRC M&A rules and regulations.

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

The exchange of shares pursuant to the July 10, 2010 Share Exchange was accounted for as a reverse acquisition at historical cost since CEH Delaware Shareholders obtained control of 82.2% of outstanding shares of the Company, including 68.9% of outstanding shares of the Company owned by Guoyoing Shareholders,and the management of CEH Delaware, Mr. Hailong Liu, became the management of the Company. Mr, Liu, who maintained control of Guoying prior to the mergers and subsequently, obtained control of CEH Delaware pursuant to 2009Share Transfer, effectively obtained control of the Company upon completion of Share Exchange subject to the Voting Trust Agreement and Call Option Agreement. Accordingly, the merger of CEH Delaware into the Company was recorded as a recapitalization of CEH Delaware, with CEH Delaware being treated as the continuing entity.  The historical financial statements presented are the financial statements of CEH Delaware which are in essence the financial statements of Guoying.

2.	Summary of Significant Accounting Policies

Construction in Progress

Construction in progress at September 30, 2012 amounted to$8,118,886. During 2011, the Company started construction of four buildings, 4,800 square meters each and 19,200 square meters in total, on Pingqiao land to be used as warehouses to build the Company’s logistic center. The Company has completed construction under and above the ground, and the Company anticipates that the construction of four buildings to be used as warehouses to be completed by December 2012.

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

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted for accounts receivable to $2,578,083 and $2,198,376 as of September 30, 2012 and December 31, 2011, respectively. The company does not set a specific date for payments from customers. The Company reviews the balance periodically and decides the collection time based on the market condition, the Company’s cash position, the potential purpose from the customers, the amount of the sales, and other conditions.

	Beginning balance	Cost charged to expense	Reduction from reverses	Ending balance
December 31, 2011	$2,065,683	$132,693	$-	$2,198,376
September 30, 2012	$2,198,376	$379,707	$-	$2,578,083

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

	September 30,2012	December 31, 2011
Electronic products	$2,562,089	$1,804,870

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2012, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

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

No return rights are granted to franchise stores if they are unable to sell their purchased inventories to the end users. Additionally, our product sales from company-owned stores are covered by the respective manufacturers’ return and warranty policies and we receive full reimbursement for any costs associated with returns and warranty payments. As such, we do not estimate deductions or allowance for sales returns. The Company’s revenue from sales is presented as gross revenue. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $0as of September 30, 2012 and December 31, 2011.

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

Shipping and Handling Costs

ASC 605-45-20 (formely EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs” ) establishes standards for the classification of shipping and handling costs.Shipping and Handling costs include shipping and handling costs related to shipping and handling our products from our warehouses to buyers’ designated locations at our exclusive or non-exclusive franchise stores, and company owned stores (collectively referred to as the “Stores”). Shipping and handling costs that are billed to Stores are classified as revenue, while those costs not billed to Stores are classified as selling expenses. Shipping and handling costs billed to Stores and included within revenue for the three and nine months ended September 30, 2012 and 2011 were $0 because the Company did not charge any shipping and handling expenses from Stores. Shipping and handling costs not billed to Stores and included within selling expenses for the three months ended September 30, 2012 and 2011 were$226,862 and $255,659, respectively. Shipping and handling costs not billed to Stores and included within selling expenses for the nine months ended September 30, 2012 and 2011 were $645,185and $578,179, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of$30,987 and $19,881 are included in selling expense for the three months ended September 30, 2012 and 2011, respectively. Advertising costs of $84,210 and $495,902 are included in selling expense for the nine months ended September 30, 2012 and 2011, respectively.

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

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. At September 30, 2012 and December 31, 2011, the accumulated other comprehensive gain of $3,927,399 and $3,347,001, respectively, was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the three months ended September 30, 2012 and 2011, translation adjustmentwas $573,448and $594,404, respectively. For the nine months ended September 30, 2012 and 2011, translation adjustment was $580,398 and $1,374,760, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of September 30, 2012 and December 31, 2011, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at September 30, 2012 and December 31, 2011.

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

Financial Instruments

ASC 825 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of those instruments. ASC 820 (formerly SFAS 157, “Fair Value Measurements”), adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables, including short-term loans, qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels are defined as follows:

☐	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

☐	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

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

There was no stock based compensation for the three and nine months ended September 30, 2012 and 2011.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013

3.	Basic and Diluted Earnings (Loss) Per Share

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30, 2012 and September 30, 2011, the Companyhad 0 and 851,797 warrants outstanding that were anti-dilutive.

The following is a reconciliation of the basic and diluted earnings (loss) per share:

	For the nine months ended September 30,
	2012	2011
Net (loss) income for earnings per share	$(348,539)	$16,224,628

Weighted average shares used in basic computation	16,775,113	16,783,113

Diluted effect of warrants	-	851,797

Weighted average shares used in diluted computation	16,775,113	17,634,910

(Loss) earnings per share, basic	$(0.02)	$0.97

(Loss) earnings per share, diluted	$(0.02)	$0.92

4.	Property and Equipment

Property and equipment consisted of the following:

	September 30,2012	December 31,2011
Vehicle	$73,279	$57,465
Furniture and office equipment	195,148	353,651
Other assets	361,854	143,458
Total property and equipment	630,281	554,574
Accumulated depreciation	(34,638)	(23,467)
Net property and equipment	$595,643	$531,107

Depreciation expense included in selling, general and administrative expenses for the three months ended September 30, 2012 and 2011was $4,737 and $2,998, respectively. Depreciation expense included in selling, general and administrative expenses for the nine months ended September 30, 2012 and 2011 was $10,842 and $7,487, respectively.

5.	Other Receivables

Other receivables consisted of the following:

	September 30,2012	December 31,2011
Hongrong Real Estate Company	$2,222,627	$-
Youbang Pharmaceutical	-	4,722,000
Deposit for office rent	31,820	31,480
	$2,254,447	$4,753,480

The Company loaned $2,222,627 to Hongrong Real Estate Company (“Hongrong”), an unrelated party, on August 20, 2012. The loan is due on August 19, 2013 and secured by a building owned by Hongrong as a collateral.

An allowance for loans receivable is recorded when circumstances indicate that collection of all or a portion of a specific balance is unrecoverable. The Company provides for allowances on other accounts receivable on a specific identification basis. Certain other loans receivable amounts are charged off against the allowance after a sufficient period of collection efforts. Subsequent cash recoveries are recognized as a reduction in general and administrative expenses in the period when they occur. The Company determined that no allowance was necessary as of September 30, 2012 and December 31, 2011.

6.	Advances

The current advances to suppliers amounted to $4,233,469 and $6,722,052 as of September 30, 2012 and December 31, 2011, respectively.

Long term advances related to construction amounted to $13,609,732 and $13,464,311 as of September 30, 2012 and December 31, 2011, respectively. The advances to suppliers for construction of its property and equipment are classified as long-term since the assets to which the advances relate are long-term assets. If the Company determines that the products for which it prepaid will not be delivered then an impairment charge is taken. The Company transfers long term advances related to construction to construction in progress once used in construction.

7.	Intangible Assets

Intangible assets amounted to $15,405,632 and $15,711,584 as of September 30, 2012 and December 31, 2011, respectively. Intangible assets consisted of the following:

	September 30, 2012	December 31, 2011
Trade mark	$1,336	$1,322
Land use rights	17,064,851	16,890,153
Less accumulated amortization	(1,660,555)	(1,179,891)
Land use rights, net	$15,405,632	$15,711,584

The Chinese government owns all land in the PRC. However, the government grants "land use rights" for terms ranging from 20 to 50 years. The Company is amortizing the cost of land use rights over the usage terms. Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2012, the Company determined that there had been no impairment.

Approximately $15,740,000 was paid to an unrelated party - Pingqiao Industrial Park in Luan city, Anhui Province, China - for acquiring land use rights. The Company intends to construct a factory, research and development center and a commercial center on this land.

Approximately $6,296,000 was paid to Youbang Pharmaceuticals Co., Ltd., an unrelated party for acquiring land use rights as of December 31, 2010. The Company intended to build a warehouse and distribution center on this land.$6,296,000 was returned to the Company as of September 30, 2012. The agreement was canceled due to the seller’s failure to provide land use right certificate.

As of September 30, 2012, the Company leased a land use right of 503 Chinese acres of land with a twenty years term for the company’s agricultural and forestry business with a cost of approximately $189,000, and the Company leased another 5,006 Chinese acres of land located in Yumin Village, Sun Gang County, Jin An District with a thirty years term with a cost of approximately $961, 000, as Guoying agricultural and forestry land to grow oil-tea camellia plants.

Amortization expenses amounted $157,054 and $50,245 for the three months ended September 30, 2012 and 2011, respectively. Amortization expenses amounted $472,357 and $75,124 for the nine months ended September 30, 2012 and 2011, respectively.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,2012	December 31,2011
Accounts payable	$4,824	$-
Accrued payroll	66,382	94,482
Claimed unpaid legal fee in dispute	145,308	143,000
Total	216,514	237,482

9.	Short Term Bank Loan

As of September 30, 2012, the Company has a short term bank loans of $1,591,000.

One loan is from Rural Credit Cooperatives Of Luan, amounting to $795,500 as of Sept 30, 2012, starting on April 28, 2012 and due on April 28, 2013, with an interest rate of 11.808% per annual, and collateralized with land use right.

The other loan is from Rural Credit Cooperatives Of Luan, amounting to $795,500 as of Sept 30, 2012, starting on August 17, 2012 and due on August 17, 2013, with an interest rate of 11.7% per annual, and guaranteed by Anhui Juneng Guarantee Company.

Additional loan might be obtained to fund operating activities by the Company in the future.

10.	Other Payables

Other payable amounted to $3,648,463 and $4,806,278 as of September 30, 2012 and December 31, 2011, respectively.

Other payables consisted of the following:

	September 30, 2012	December 31, 2011
Shanghai Pengbai Electronic Co., Ltd.	$3,245,640	$3,210,960
Others	402,823	1,595,318
Total	$3,648,463	$4,806,278

11.	Stockholders’ Equity

Pursuant to a Share Transfer Agreement dated May 30, 2009, Mr. Hailong Liu transferred 100% of sharesof Guoying Electronic Group Co, Ltd. to CEH Delaware in exchange for an aggregate of 11,566,288 CEH Delaware Shares, constituting 84.6% of issued and outstanding shares of CEH Delaware and for a consideration of RMB 1,000,000 (the “Purchase Price”). Guoying Shareholders contributed the Purchase Price to Guoying for working capital and general corporate purpose and as a result of the 2009 Transfer, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware.

The Company entered into a Share Exchange Agreement, dated as of July 9, 2010 (the “Share Exchange Agreement”) with CEH Delaware and certain stockholders and warrant holders of CEH Delaware (the “CEH Delaware Stockholders”). Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Delaware Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902 newly issued shares of the Company’s common stock  (including 13,665,902 shares of common stock issued pursuant to the Share Exchange Agreement dated July 22, 2010, and 120,000 shares of common stock issued to consultants related to their professional services) and warrants to purchase an aggregate of 1,628,570 shares of company’s common stock. The shares of the Company’s common stock acquired by the CEH Delaware Stockholders in such transactions constitute approximately 86% of the Company’s issued and outstanding common stock giving effect to the share and warrant exchange and the sale of the Company’s common stock pursuant to theSubscription Agreement, but not including any outstanding purchase warrants to purchase shares of the Company’s common stock, including the warrants issued pursuant to the Subscription Agreement. In connection with the closing of the Share Exchange Agreement, CEH Delaware purchased from the former principal stockholder of Buyonate an aggregate of 4 million shares of company’s common stock and then agreed to the cancellation of such shares.

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

Shares issued for cash

There were no stock issuances during the nine months ended September 30, 2012.

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

Warrants consisted of the following:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life	Intrinsic Value
Outstanding, December 31, 2010	2,903,526	2,903,526	$2.30	3.41	$-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, December 31, 2011	2,903,526	2,903,526	2.30	2.41	-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, September 30, 2012	2,903,526	2,903,526	$2.30	1.66	$-

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30,2012	December 31,2011
Series A, B, C, D, G
Annual dividend yield	-	-
Expected life (years)	1.25	2.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

	September 30,2012	December 31, 2011
Series E, F
Annual dividend yield	-	-
Expected life (years)	3.25	4.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

12.	Statutory Reserve Fund

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended September 30, 2012 and 2011, the Companytransferred $0 and $899,564, respectively, to this reserve. For the nine months ended September 30, 2012 and 2011, the Company transferred $0 and $1,663,771, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholdersin proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund. For the three months ended September 30, 2012 and 2011, the Company transferred$0 and $0, respectively, to this reserve. For the nine months ended September 30, 2012 and 2011, the Company transferred $0 and $0, respectively, to this reserve.

13.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. TheCompany makes contributions to an employee welfare plan. The total expense for the above plan was $17,733 and $10,600 for the three months ended September 30, 2012 and 2011, respectively. The total expense for the above plan was $60,813 and $25,106 for the nine months ended September 30, 2012 and 2011, respectively.

14.	Other Expense

Other expense for the three and nine months ended September 30, 2012amounted to $35,034 and $250,404, respectively.Other income for the three and nine months ended September 30, 2011amounted to $24 and $11,784, respectively.Other expense for the three and nine months ended September 30, 2012 and 2011 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Other expense:
Financial expense	$(33,786)	$(24)	$(49,126)	$(11,784)
Other income	-	-	1,753	-
Other expense	(1,248)	-	(203,031)	-
Total other expense	$(35,034)	$(24)	$(250,404)	$(11,784)

15.	Income Tax

Our effective tax rates were approximately 0% and 0% for the nine months ended September 30, 2012 and 2011, respectively. Currently the local government and central government tax benefit will expire on December 31, 2012 and December 31, 2013 respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

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

For the nine months ended September 30, 2012 and 2011, there is no major customer that individually comprised more than 10% of the Company’s total sales.

There are four major vendors accounting for over 10% of the Company’s total purchases for the nine months ended September 30, 2012, with Shandong Huangming Solar Power Sales Co. accounting for 19%, Shenzhen Tongfang Multimedia Technology Co. accounting for 11%, Guangdong Zhigao air conditioners Co. accounting for 15%, Lu’AnZhongxing Trade Co. accounting for 11%. The accounts payable balance as of September 30, 2012 for these four vendors was $0. There are one major vendor each accounting for over 10% of the Company’s total purchases for the nine months ended September 30, 2011, with Shandong Huangming Solar Power Sales Co. accounting for 47%. The accounts payable balance as of September 30, 2011 for this one vendor was $0.

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company is in litigation with its prior attorney, who commenced an action against the company in the Supreme Court of the State of New York County of New York for approximately $145,308 plus accrued interest for legal services provided to China Financial Services, a financial advisory firm, on behalf of the Company. The Company believes that there are defenses available to the Company and intends to contest this action. This amount has been accrued as of September 30, 2012 and is included in accrued expenses.

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

As of September 30, 2012, The Company has made payment of Liquidated Damages in amount of $262,500. In consideration of such amount the investors waived their right to bring full payment of liquidated damages, the investors forever releases and discharges the Company, its shareholders, subsidiaries, affiliates, successors, and assigns (collectively, the "Releasees") from any actions against the Company, CEH Delaware or Guoying for damages due to the Company’s inability to cause the Registration Statement to be effective in a timely manner and all claims, demands, causes of action, and liabilities of any subsequent damages that might have become due under Section 9(d) of their kind whatsoever arising out of or in connection with the Subscription Agreements and Share Exchange Agreement, and the failure of the Company to perform any of its obligations thereunder up to the execution date of the Amended Settlement Agreement. In particular, the investors agreed to waive their rights to claim any more liquidated damages and declare any future Event of Default under Section 7(o) “Further Registration Statements”, Section 7(r) “Uplisting” and Section 9(d) “Non-Registration Events” of their Subscription Agreements.

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

The Company incurred rent expensesof $39,859 and $12,158 for the three months ended September 30, 2012 and 2011, respectively. The Company incurred rent expenses of $119,882 and $41,221 for the nine months ended September 30, 2012 and 2011, respectively.

The lease expenses for the next five years are estimated to be as follows:

2013	$144,594
2014	69,394
2015	12,514
2016	12,514
2017	11,471
Thereafter	-
Total	$250,487

Obligations for Land Use Rights

The Company entered into a Land Investment  Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 164,983 square meters (approximately 300 Chinese acres) to be issued by local people's government where our construction and investment project will be built.  The Land Use Right Certificate is to be approved and issued by People’s Government of Yu An District and Pingqiao Committee is the management committee in charge of project investment on this parcel of land. 120 Chinese acres of this land is for commercial use and 180 Chinese acres of this land is for industrial use. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receives the land use right certificate issued by relevant PRC government pursuant to the Land Investment Agreement. The Company believes that if the land use right certificate is not granted to the Company by the local government, the Company will get a refund of the retainer from Pingqiao Committee pursuant to its contractual rights.

17.	China Electronics Holdings, Inc (Parent Company)

Under PRC regulations, the Company’s operating subsidiary, Guoying, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC (“PRC GAAP”). In addition, Guoying is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of income tax to be contributed to the statutory general reserve is at Guoying’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. Further, Guoying is also required to allocate 5% of the profit after tax, determined in accordance with PRC GAAP, to the statutory public welfare fund which is restricted to be used for capital expenditures for staff welfare facilities owned by the Company. The statutory public welfare fund is not available for distribution to equity owners (except in liquidation) and may not be transferred in the form of loans, advances, or cash dividends. As of September 30, 2012, an aggregate amount of$3,958,981has been appropriated from retained earnings and set aside for statutory general reserve and public welfare fund, by Guoying.

As of September 30, 2012, the amount of restricted net assets of Guoying, which may not be transferred to the Company in the form of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 7.43% of the Company’s consolidated net assets as discussed above. In addition, the current foreign exchange control policies applicable in the PRC also restrict the transfer of assets or dividends outside the PRC.

The following presents condensed unaudited unconsolidated financial information of the Parent Company only.

Condensed unaudited Balance Sheet as of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
Current assets	$3,333,144	$3,339,253

Current liabilities	$145,308	$143,000
Total stockholders' equity	3,187,836	3,196,253
Total liabilities and shareholders’ equity	$3,333,144	$3,339,253

Condensed unaudited Statements of Operations (For the nine months ended September 30, 2012 and 2011)

	2012	2011
Revenues	$-	$-
General and administrative expenses	8,417	413,287
Loss before equity in undistributed earnings of subsidiaries	(8,417)	(413,287)
Equity in earnings of subsidiaries	(340,122)	16,637,915
Net income (loss)	$(348,539)	$16,224,628

Condensed unaudited Statement of Cash Flows (For the nine months ended September 30, 2012 and 2011)

	2012	2011
Net (Loss) Income	$(348,539)	$16,224,628
Adjustments to reconcile net (loss) income to net cash provided by operations:
Equity in earnings of subsidiaries	340,122	(16,637,915)
Changes in operating liabilities and assets:

Other receivable	8,417	413,287

Net cash provided by operating activities	-	-

Effect of rate changes on cash	-	-

Increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

18.	Segment information

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

During 2012 and 2011, the Company was organized into three main business segments: (1) Exclusive franchise stores, (2) Non-exclusive franchise stores, and (3) Company owned stores. The following table presents a summary of operating information and certain nine months-end balance sheet information as of September 30, 2012 and September 30, 2011, respectively.

	For the nine months ended September 30,
	2012	2011
Revenues from unaffiliated customers:
Exclusive franchise stores	$26,899,816	$36,922,525
Non-exclusive stores	14,166,076	42,636,865
Company owned stores	3,431,983	8,054,564
Consolidated	$44,497,875	$87,613,954
Gross Profit:
Exclusive franchise stores	$1,958,599	$5,907,604
Non-exclusive stores	1,028,117	6,821,899
Company owned stores	339,109	1,275,684
Consolidated	$3,325,825	$14,005,187

Depreciation and amortization:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	483,199	82,611
Consolidated	$483,199	$82,611
Capital expenditures:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	2,405,898	323,995
Consolidated	$2,405,898	$323,995

Identifiable assets:	As of September 30, 2012	As of December 31, 2011
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	58,948,766	58,295,145
Consolidated	$58,948,766	$58,295,145

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the nine months ended September 30, 2012 and 2011, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

In August 2012, Guoying contributed $945,054 registered capital to Lu An Guoying Opto-Electronics Technology Co., Ltd. (“Opto-Electronics”) which is 99% owned by Guoying. Mr. Hailong Liu, the CFO and Chairman of Guoying, contributed $9,546 registered capital in cash and owned 1% of Opto-Electronics.

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

Results of Operations

Wholesale and Retail of Consumer Electronics Appliances

We operated 2 company-owned stores as of September 30, 2012. We opened our headquarter company-owned store located in Guangcai Big Market in the second quarter of 2011.

As of September 30, 2012, we have franchise agreements with 296 exclusive franchise stores operate under Guoying brand name (the “Exclusive Franchise Stores”). We entered into franchise agreements with 247, 61, 93, 5, 76 and 0 new exclusive franchise stores in 2009, 2010, 2011, first quarter of 2012, second quarter of 2012 and third quarter of 2012. We terminated our exclusive franchise agreement with 47, 0, 233, 75, 28 and 28 exclusive franchise stores in 2009, 2010, 2011, first quarter of 2012, second quarter of 2012 and third quarter of 2012, respectively. Both our Company-owned stores and our exclusive franchise stores only sell merchandise that we provide to them as their exclusive wholesaler, and such merchandise includes Guoying branded products as well as products from major wholesalers such as Sony, Samsung and LG.

As of September 30, 2012, we have non-exclusive franchise agreements with 175 stores (the “Non-Exclusive Franchise Stores”) to which we provide Guoying branded merchandise on a non-exclusive wholesale basis. We entered into franchise agreements with 111, 557, 1, 0, 19 and 0 non-exclusive franchise stores in 2009, 2010, 2011, first quarter of 2012, second quarter of 2012 and third quarter of 2012. We terminated our non-exclusive franchise agreements with 15, 18, 362, 158, 40 and 0 non-exclusive franchise stores in 2009, 2010, 2011, first quarter of 2012, second quarter of 2012 and third quarter of 2012, respectively.

Our sales market currently mainly targets customers in county, township and villages (the third, fourth and fifth tiers of markets) in rural areas in Anhui Province of China. Our distribution and sales network currently covers twelve districts and counties in Anhui province, namely Shou County, Shu City, Jin An, Yu An, Huo Shan, Jinn Sai, Huo Qiu, Gu Shi, Ye Ji, Fei West, Fei East, and Huai Nan Districts.

In August 2011, our Board decided to terminate our exclusive and non-exclusive franchise agreements with a number of carriers in order to strengthen and grow the Company’s business in the long term after concluding that the rapid growth of the company’s number of stores and aggressive business expansion had caused deficiencies in the company’s internal control and management. The following criteria has been used to determine which stores (“Disqualified Exclusive Stores” and “Disqualified Non-Exclusive Stores”) to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing and resulting in lower profit margins; (iii) stores located remotely Lu An City that result in higher transportation and logistics expenses to us; (iv) stores that sold brand of merchandise that not supplied by us and therefore terminate its franchise agreement with us. During the year ended December 31, 2011 and the nine months ended September 30, 2012, we have closed 2 company-owned stores, terminated our contracts with 364 exclusive franchise stores, and terminated our contracts with 560 non-exclusive franchise stores. We do not expect to terminate our franchise contracts with more significant number of non-exclusive stores in the rest of 2012. We believe that we are going to keep our current company-owned stores. We are evaluating about 100 exclusive stores and we might terminate our franchise contracts with these stores if they can not reach our standard by the end of 2012.

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

LED Manufacturing and Wholesale Business

We filed a proposal to obtain permission to enter into LED manufacturing business with the Reform and Development Commission of Yu An District, Lu An City on May 13, 2011. We obtained construction permit issued by Housing and Urban-Rural Development Bureau of Yu An District, Lu An City on October 28, 2011 to build LED manufactures on Pingqiao Land. In August 2012, the Company invested $945,054 to establish Opto-Electronics which is 99% owned by the Company. Mr. Hailong Liu, the CEO and Chairman of the Company, invested $9,546 and owned 1% of Opto-Electronics.

The Company will continue focusing on becoming a significant retailer and wholesaler of consumer electronics and appliances to rural markets with a goal of having a national distribution network throughout China. The Company’s working capital will continue to be used to develop wholesale and retail business. The Company does not have sufficient capital to build an LED manufacturing and wholesale business at this time. Thus the Company will continue its electronics distribution business while it moves slowly on the development of its LED business by seeking business opportunities, partners and financing.

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Revenues

Our net revenue for the three months ended September 30, 2012 was $14,425,250, a decrease of 49.7%, or $14,247,616, from $28,672,866 for the three months ended September 30, 2011.

For the three months ended September 30, 2012, net revenue from exclusive franchise stores was $8,013,254, a decrease of 22.8%, or $2,371,536, from $10,384,790 for the three months ended September 30, 2011. Therewere 296 exclusivefranchise stores as of September 30, 2012, 256 stores or 46% fewer than the 552 exclusive franchise stores as of September 30, 2011. The decrease of revenue from exclusive franchise stores is mainly due to our termination of business with 344 exclusive stores and we have entered into 88 new exclusive franchise agreements from September 30, 2011 to September 30, 2012.

For the three months ended September 30, 2012, net revenue from non-exclusive stores was$4,657,161, a decrease of 66.6%, or $9,266,662, from $13,923,823 for the three months ended September 30, 2011.We continued our franchise agreementswith 175 non-exclusive stores as of September 30, 2012, 511 stores or 74% fewer than the 686 non-exclusive stores as of September 30, 2011. The decrease of revenue from non-exclusive franchise stores is mainly due to our termination of business with 530 non-exclusive stores and we have entered into 19 new non-exclusive franchise agreements from September 30, 2011 to 2012.

For the three months ended September 30, 2012, net revenue from company owned stores was $1,754,835, a decrease of 59.8%, or $2,609,418, from $4,364,253 for the three months ended September 30, 2011. The decreased revenue from company-owned stores was mainly due to the fact that we closed twocompany-owned stores in the second and fourth quarter of 2011, respectively.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the three months ended September 30, 2012 and 2011 are as follows:

Three Months Ended September 30, 2011	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$13,923,823	$10,384,790	$4,364,253	$28,672,866
Cost of Sales	$11,727,137	$8,767,963	$3,768,458	$24,263,558
Gross Profit	$2,196,686	$1,616,827	$595,795	$4,409,308

Three Months Ended September 30, 2012	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$4,657,161	$8,013,254	$1,754,835	$14,425,250
Cost of Sales	$4,270,260	$7,346,134	$1,564,432	$13,180,826
Gross Profit	$386,901	$667,120	$190,403	$1,244,424

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2011 and that have been in continuous operation as of September 30, 2012 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2011 and 2012. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in the three months ended September 30, 2012 and 2011, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$3,674,046	$4,159,672	$(485,626)	(12)%
Exclusive Franchise Stores	$3,059,179	$3,410,688	$(351,509)	(10)%
Company-Owned Stores	$107,652	$560,345	$(452,693)	(81)%
Total	$6,840,877	$8,130,705	$(1,289,828)	(16)%

The reason for the decrease in Same Stores Sales for the three months ended September 30, 2012 compared to September 30, 2011 was the decrease in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”), from exclusive franchise stores (“Same Exclusive Franchise Stores”) and from same company owned stores (“Same Company Owned Stores”). The decrease in our sales in Same Non-Exclusive Franchise stores, Same Exclusive Franchise stores and in Same Company owned Stores is due to decreased demand caused by more competitive market and due to less marketing effort.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Same Stores	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011
Non-Exclusive Franchise Stores	155	155
Exclusive Franchise Stores	161	161
Company-Owned Stores	1	1

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$23,704	$26,837	$(3,133)	(12)%
Exclusive Franchise Stores	$19,001	$21,184	$(2,183)	(10)%
Company-Owned Stores	$107,652	$560,345	$(452,693)	(81)%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened in either 2012 or 2011 and were operating under normal conditions as of September 30, 2012 and excluding stores that closed in 2012 or 2011 (“New Stores”). New Store Sales are defined as sales from New Stores. New Store Sales for the third quarter of 2011 refer to the sales generated in the third quarter of 2011 from New Stores opened in the first three quarters of 2011 that maintain open as of September 30, 2012. New Store Sales for the third quarter of 2012 refer to the sales generated in the third quarter of 2012 from both New Stores opened in 2011 and New Stores opened in the first three quarters of 2012 that are not closed.

New Stores Sales operating in both the three months ended September 30, 2012 and 2011, and the increase experiences at a percentage are as follows:

New Store Sales	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$983,115	$46,812	$936,303	2,000%
Exclusive Franchise Stores	$4,278,429	$1,532,934	$2,745,495	179%
Company-Owned Stores	$1,647,183	$3,350,547	$(1,703,364)	(51)%
Total	$6,908,727	$4,930,293	$1,978,434	40%

The primary reason for the increase in New Stores Sales for the three months ended September 30, 2012 compared to September 30, 2011 was the increase of sales from new exclusive stores (the “New Exclusive Franchise Stores”) and from new Non-exclusive stores (the “New Non-exclusive Stores”) offset by the decrease in sales from Company-owned stores. The increase of sales from exclusive and non-exclusive stores is due to the fact there are more new exclusive and non-exclusive stores in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease of sales from Company-owned stores is due to less marketing effort.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

New Stores	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011
Non-Exclusive Franchise Stores	20	1
Exclusive Franchise Stores	137	49
Company-Owned Stores	1	1

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$49,156	$46,812	$2,344	5%
Exclusive Franchise Stores	$31,229	$31,284	$(55)	(0)%
Company-Owned Stores	$1,647,183	$3,350,547	$(1,703,363)	(51)%

Sales and Average Per Store Sales of Closed Stores

Closed Stores are stores that were closed or with which the Company terminated its agreement in either 2012 or 2011 (the “Closed Stores”). Closed Store Sales are defined as sales from the Closed Stores. Closed Store Sales for the third quarter of 2011 refer to sales generated in the third quarter of 2011 from stores whose franchise agreements were terminated or which closed in 2011 or in the first three quarters of 2012. Closed Store Sales for the third quarter of 2012 refer to sales generated in the third quarter of 2012 from stores whose franchise agreements were terminated or which closed in the first three quarters of 2012.

Closed Store Sales in the three months ended September 30, 2011 and the three months ended September 30, 2012, and the change experienced as a percentage are as follows:

Closed Store Sales	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$9,717,339	$(9,717,339)	(100)%
Exclusive Franchise Stores	$675,646	$5,441,168	$(4,765,522)	(88)%
Company-Owned Stores	$-	$453,361	$(453,361)	(100)%
Total	$675,646	$15,611,868	$(14,936,222)	(96)%

The decrease in Closed Store Sales results from the fact that stores whose franchise agreements were terminated or which closed in 2011 or in the first three quarters ended September 30, 2012 generated no or very little sales for the Company in the three months ended September 30, 2012. The Company resolved to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) stores that sold brands of merchandise not supplied by us.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Closed Stores	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011
Non-Exclusive Franchise Stores	560	560
Exclusive Franchise Stores	364	364
Company-Owned Stores	2	2

The 560 closed non-exclusive franchise stores and 364 closed exclusive franchise stores and 2 closed company-owned stores in the quarter ended9/30/2011 refer to the total number of stores closed from January 1, 2011 to September 30, 2012 that generated revenue to the Company in the third quarter of 2011.

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$17,352	$(17,352)	(100)%
Exclusive Franchise Stores	$1,856	$14,948	$(13,092)	(88)%
Company-Owned Stores	$-	$226,681	$(226,681)	(100)%

Other information

The following is a summary of revenue by product line for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Solar Power Products	$(761,005)	$12,419,105
Air Conditioner	$8,425,676	$4,641,936
Refrigerator	$1,233,048	$4,370,335
TV	$4,949,391	$5,977,050
Washer	$382,836	$881,387
Others	$195,304	$383,053
Total	$14,425,250	$28,672,866

The increased revenue from new product lines carried in the three months ended September 30, 2012 was $8,417,808, of this amount our exclusive franchise stores, non-exclusive stores and company-owned stores increased revenue from new product lines by $4,934,287, $2,507,139 and $976,382, respectively. New product lines carried in the three months ended September 30, 2012 but not in the same period last year includes Oulin appliances, Gree Air Conditioner, Skyworth TV, Meiling Washer and AUX Air Conditioner.

The increased revenue in the three months ended September 30, 2012 from new exclusive franchise stores whose franchise agreements were executed or which opened in the three months ended September 30, 2012 was $1,506,892. The increased revenue in the three months ended September 30, 2012 from new non-exclusive stores was $306,980 as we entered into franchise agreements with new 19 non-exclusive stores in the third quarter of 2012. The increased revenue in the three months ended September 30, 2012 from new company-owned stores was $0 as we did not open new company-owned stores in the first three quarters of 2012.

Solar-powered products sales decreasedby $13,180,110, or 106.1%, from $12,419,105in the three months ended September 30, 2011 to $(761,005) in the same period 2012. The decrease is mainly due to returns for products sold in this and prior period, due to decreased solar-powered products sales caused by decreased market demand of solar-powered products and caused by closing one of our company-owned stores that specialized in selling solar-powered products in the three months ended September 30, 2012 compared to the same period last year. Because of the decreased market demand, the Company agreed to take back some solar-powered products from exclusive franchise stores and non-exclusive franchise stores.

Television products sales decreasedby $1,027,659, or 17.2%, from $5,977,050in the three months ended September 30, 2011 to $4,949,391 inthe same period in 2012. The decrease is mainly due to the Company sold fewer brands of TV products and also due to increased market competition, decreased number of exclusive and non-exclusive franchise stores that are selling our products, and decreased market demand in the three months ended September 30, 2012 compared to the same period last year.

Refrigerator products sales decreasedby $3,137,287, or 71.8%, from $4,370,335 in the three months ended September 30, 2011 to $1,233,048 inthe same period in 2012. The decrease is mainly due to decreased number of exclusive and non-exclusive franchise stores that are selling our products, and decreased market demand in the three months ended September 30, 2012 compared to the same period last year.

Air conditioner products sales increasedby $3,783,740, or 81.5%, from $4,641,936 in the three months ended September 30, 2011 to $8,425,676 inthe same period in 2012. The increase is mainly due to the Company carried new air conditioner brands in the three months ended September 30, 2012 compared to the same period last year.

Cost of Goods Sold

Our cost of goods sold for the three monthsended September 30, 2012 was $13,180,826, a decrease of $11,082,732, or 45.7%, compared to $24,263,558 for the three months ended September 30, 2011. The decrease was mainly due to the decrease in sales.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011

Cost of goods sold from non-exclusive stores	$4,270,260	$11,727,137
Cost of goods sold from exclusive franchise stores	7,346,134	8,767,963
Cost of goods sold from company-owned stores	1,564,432	3,768,458
Cost of goods sold	$13,180,826	$24,263,558

For the three months ended September 30, 2012, cost of goods sold from exclusive franchise stores was $7,346,134, a decrease of 16.2%, or $1,421,829, from $8,767,963 for the three months ended September 30, 2011. The decrease was in line with the decrease in revenue.

For the three months ended September 30, 2012, cost of goods sold from non-exclusive stores was $4,270,260, a decrease of 63.6%, or $7,456,877, from $11,727,137 for the three months ended September 30, 2011. The decrease was in line with the decrease in revenue.

For the three months ended September 30, 2012, cost of goods sold from company-owned stores was $1,564,432, a decrease of 58.5%, or $2,204,026, from $3,768,458 for the three months ended September 30, 2011. The decrease was in line with the decrease in revenue.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$3,368,294	$3,526,888	$(158,594)	(4)%
Exclusive Franchise Stores	$2,806,344	$2,882,458	$(76,114)	(3)%
Company-Owned Stores	$94,579	$465,460	$(370,881)	(80)%
Total	$6,269,217	$6,874,806	$(605,589)	(9)%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$21,731	$22,754	$(1,023)	(4)%
Exclusive Franchise Stores	$17,431	$17,903	$(472)	(3)%
Company-Owned Stores	$94,579	$465,460	$(370,881)	(80)%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$901,966	$40,408	$861,558	2,132%
Exclusive Franchise Stores	$3,919,276	$1,290,038	$2,629,238	204%
Company-Owned Stores	$1,469,853	$2,741,427	$(1,271,574)	(46)%
Total	$6,291,095	$4,071,873	$2,219,222	55%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$45,098	$40,408	$4,690	12%
Exclusive Franchise Stores	$28,608	$26,327	$2,281	9%
Company-Owned Stores	$1,469,853	$2,741,427	$(1,271,574)	(46)%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$8,159,841	$(8,159,841)	(100)%
Exclusive Franchise Stores	$620,514	$4,595,467	$(3,974,953)	(86)%
Company-Owned Stores	$-	$561,571	$(561,572)	(100)%
Total	$620,514	$13,316,879	$(12,696,365)	(95)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$14,571	$(14,571)	(100)%
Exclusive Franchise Stores	$1,705	$12,625	$(10,920)	(86)%
Company-Owned Stores	$-	$280,786	$(280,786)	(100)%

Other information

The cost of goods sold resulting from new product lines carried in 2012 was $7,703,159. For the three months ended September 30, 2012, the increased cost of goods sold from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was $4,530,896, $2,301,696 and $870,567, respectively.

The cost of goods sold resulting from new exclusive franchise stores opened in 2012 was $1,374,849. The cost of goods sold resulting from new non-exclusive franchise stores opened in 2012 was $271,021. The cost of goods sold resulting from new company-owned stores opened in 2012 was $0 as we did not open new company-owned stores in the third quarter of 2012.

Gross Profit

Gross profit for the three monthsended September 30, 2012 was $1,244,424, a decrease of $3,164,884, or approximately 13.0%, compared to $4,409,308 for the threemonths ended September 30, 2011.

For the three months ended September 30, 2012, gross profit for exclusive franchise stores was $667,120, a decrease of 58.7%, or $949,707, from $1,616,827 forthe three months ended September 30, 2011. The decrease was due to decreased sales caused by less operating exclusive stores and decreased sales quantities caused by market competition for the quarter ended September 30, 2012 compared to the same period 2011.

For the three months ended September 30, 2012, grossprofit for non-exclusive stores was $386,901, a decrease of 82.4%, or $1,809,785, from $2,196,686 for the three months ended September 30, 2011. The decrease was due to decreased sales caused by less operating non-exclusive stores and decreased sales quantities caused by market competitionfor the quarter ended September 30, 2012 compared to the same period 2011.

For the three months ended September 30, 2012, gross profit for company-owned stores was $190,403, a decrease of 68.0%, or $405,392, from $595,795 for the threemonths ended September 30, 2011. The decrease was due to decreased sales caused by less operating company-owned stores and decreased sales quantities caused by market competition for the quarter ended September 30, 2012 compared to the same period 2011.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$305,752	$632,784	$(327,031)	(52)%
Exclusive Franchise Stores	$252,835	$528,231	$(275,396)	(52)%
Company-Owned Stores	$13,073	$94,886	$(81,813)	(86)%
Total	$571,660	$1,210,932	$(684,241)	(54)%

The average gross profit per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$1,973	$4,082	$(2,109)	(52)%
Exclusive Franchise Stores	$1,570	$3,281	$(1,711)	(52)%
Company-Owned Stores	$13,074	$94,886	$(81,812)	(86)%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$81,150	$6,404	$74,746	1,167%
Exclusive Franchise Stores	$359,152	$242,896	$116,256	48%
Company-Owned Stores	$177,330	$609,119	$(431,789)	(71)%
Total	$617,632	$858,419	$(240,787)	(28)%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$4,057	$6,404	$(2,347)	(37)%
Exclusive Franchise Stores	$2,622	$4,957	$(2,335)	(47)%
Company-Owned Stores	$177,330	$609,119	$(431,789)	(71)%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$1,557,498	$(1,557,498)	(100)%
Exclusive Franchise Stores	$55,132	$845,700	$(790,568)	(93)%
Company-Owned Stores	$-	$(108,210)	$108,210	(100)%
Total	$55,132	$2,294,988	$(2,239,856)	(98)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Three Months Ended 9/30/2012	Three Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$2,781	$(2,781)	(100)%
Exclusive Franchise Stores	$151	$2,323	$(2,172)	(93)%
Company-Owned Stores	$-	$(54,105)	$54,105	(100)%

Other information

The gross profit from new product lines carried in 2012was $714,649. For the three months ended September 30, 2012, the increased gross profit from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was$403,391, $205,443 and $105,815, respectively.

The gross profit for the three months ended September 30, 2012 from products sold by new exclusive franchise stores opened or with which we entered into agreements in 2012was $132,043. The gross profit for the three months ended September 30, 2012 from products sold by new non-exclusive franchise stores opened or with which we entered into agreements in 2012 was $35,959. The gross profit for the three months ended September 30, 2012 from products sold by company-owned stores opened or with which we entered into an agreement in 2012 was $0 as we did not open new company-ownedstores in the third quarter of 2012.

Gross Profit Rate

Gross profit rate for three months ended September 30, 2012was 8.6%, a decrease of approximately 43.9%, compared to 15.4% for the three months ended September 30, 2011. The decrease was mainly due to the fact that in 2012, the average purchasing cost increased and due to that we decreased our average selling prices in order to promote our products and as a response to market competition.

For the three months ended September 30, 2012, gross profit rate forexclusive franchise stores was 8.3%, a decrease of 46.5% compared to 15.6% for the three months ended September 30, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

For the three months ended September 30, 2012, gross profit rate for non-exclusive stores was 8.3%, a decrease of 47.3%, compared to 15.8% for the three months ended September 30, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

For the three months ended September 30, 2012, gross profit rate for company-owned stores was 10.9%, a decrease of 20.5%, compared to 13.7% for the three months ended September 30, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

Gross profit rate for the three months ended September 30, 2012 from new product lines carried in 2012 was 8.5%. Gross profit rate for the three months ended September 30, 2012 from new product lines carried in 2012 sold by exclusive franchise stores was 8.2%. Gross profit rate for the three months ended September 30, 2012 from new product lines carried in 2012 sold by non-exclusive stores was approximately 8.2%. Gross profit rate for the three months ended September 30, 2012 from new product lines carried in 2012 sold by company-owned stores was 10.8%.

Gross profit rate for the three months ended September 30, 2012 from new stores opened in 2012 was 9.3%. Gross profit rate for the three months ended September 30, 2012 from new exclusive franchise stores opened in 2012 was 8.8%. Gross profit rate for the three months ended September 30, 2012 from new non-exclusive franchise stores opened in 2012 was 11.7%. Gross profit rate for the three months ended September 30, 2012 from new company-owned stores opened in 2012 was 0.0% because we did not open new company-owned stores in the third quarter of 2012.

Operating Expenses

Operating expenses for the three months ended September 30, 2012 were $1,219,423, an increase of $5,237,357, or 130.3%, from $(4,017,934) for the three months ended September 30, 2011.

Selling expenses for the three months ended September 30, 2012 were $522,486, a decrease of $96,726, or 15.6%, from $619,212 for the three months ended September 30, 2011.The decrease of selling expenses relates primarily to decreased shipping and handling expenses and decreased sales commission expenses during the three months ended September 30, 2012 compared to the same period last year. The decreases of shipping and handling expenses and sales commission expenses are caused by decreased sales.

General and administrative expenses for the three monthsended September 30, 2012 were $343,426, a decrease of $181,778, or 34.6%, from $525,204 for the three months ended September 30, 2011. The decrease is mainly due to decreased consulting fee, decreased marketing expenses and decreased inventory allowance expenses offset by $131,250 fee paid to investors during the quarter ended September 30, 2012 in settlement of the liquidated damage claims and offset by increased amortization expenses.

Bad debt expenses amounted to $353,511 for the three monthsended September 30, 2012. During the three monthsended September 30, 2011, recovery of debt expenses of $5,162,350 was recorded as a reduction of operating expenses in the three monthsended September 30, 2011.  During the three monthsended September 30, 2011, we received $5,162,350 from the collection of a past due receivable that was written off in 2009 as we determined that the receivable was not collectible at that time.

Net Operating Income

Our net operating income for the three months ended September 30, 2012 was $25,001, a decrease of $8,402,241, or 99.7%, from net operating income of $8,427,242 for the same period in 2011. The decrease was mainly due to decreased sales and decreased gross profit and increased operating expenses.

Other Income (Expense)

Our net other expense for the three months ended September 30, 2012 was $35,034, an increase of $35,010, or 145,876.7%, from $24 for the same period in 2011. The increase is mainly due to increased traffic fines and donation expenses in the quarter ended September 30, 2012.

Net (Loss) Income

Our net loss for the three months ended September 30, 2012 was $10,034, a decrease of $8,436,919, or 100.1%, from net income of $8,426,885 for the same period in 2011.The decrease was mainly due to the decrease in salesand decreased gross profit, increased operating expenses and decreased net other income for the reason set forth above.

Provision for income taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment at a reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013 subject to Guoying's option to pay more in taxes should it elect to do so. Therefore, currently, Guoying is charged at a fixed annual reduced tax rate no less than approximately $1,200 (RMB7, 500) peryear that changes every year to cover all types of taxes including income taxes. Provision for income taxes for the three months ended September 30, 2012 and 2011 are$0 and$334, respectively. There were no significant book and tax basis differences.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Revenues

Our net revenue for the nine months ended September 30, 2012was $44,497,875, a decrease of 49.2%, or $43,116,079, from $87,613,954 for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, net revenue from exclusive franchise storeswas $26,899,816, a decrease of 27.1%, or $10,022,709, from $36,922,525 for the nine months ended September 30, 2011. Therewere 296 exclusivefranchise stores as of September 30, 2012, 256 stores or 46% fewer than the 552 exclusive franchise stores as of September 30, 2011. The decrease of revenue from exclusive franchise stores is mainly due to our termination of business with 131 exclusive stores and we have entered into 81 new exclusive franchise agreements in the first three quarters of 2012.

For the nine months ended September 30, 2012, net revenue from non-exclusivestores was $14,166,076, a decrease of 66.8%, or $28,470,789, from $42,636,865 for the nine months ended September 30, 2011. We continued our franchise agreements with 175 non-exclusive stores as of September 30, 2012, 511 stores or 74% fewer than the 686 non-exclusive stores as of September 30, 2011. The decrease of revenue from non-exclusive franchise stores is mainly due to our termination of business with 198 non-exclusive stores and we have entered into 19 new non-exclusive franchise agreements in the first three quarters of 2012.

For the nine months ended September 30, 2012, net revenue from company owned stores was $3,431,983, a decrease of 57.4%, or $4,622,581, from $8,054,564 for the nine months ended September 30, 2011. The decreased revenue from company-owned stores was mainlydue to the fact that we closed two company-owned stores in the second and fourth quarter of 2011, respectively, and decreased the selling price of many products resulting in lower markups.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the nine months ended September 30, 2012 and 2011 are as follows:

Nine Months-Ended 9/30/2011	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$42,636,865	$36,922,525	$8,054,564	$87,613,954
Cost of Sales	$35,814,966	$31,014,921	$6,778,880	$73,608,767
Gross Profit	$6,821,899	$5,907,604	$1,275,684	$14,005,187

Nine Months-Ended 9/30/2012	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$14,166,076	$26,899,816	$3,431,983	$44,497,875
Cost of Sales	$13,137,959	$24,941,217	$3,092,874	$41,172,050
Gross Profit	$1,028,117	$1,958,599	$339,109	$3,325,825

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2011 and that have been in continuous operation as of September 30, 2012 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2011 and 2012. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in the nine months ended September 30, 2012 and 2011, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$12,499,344	$11,294,670	$1,204,674	11%
Exclusive Franchise Stores	$13,605,006	$11,289,871	$2,315,135	21%
Company-Owned Stores	$418,212	$1,810,357	$(1,392,145)	(77)%
Total	$26,522,562	$24,394,898	$2,127,664	9%

The primary reason for the increase in Same Stores Sales for the nine months ended September 30, 2012 compared to September 30, 2011 was the increase in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”) from exclusive franchise stores (“Same Exclusive Franchise Stores”) offset by the decrease in sales from same company owned stores (“Same Company Owned Stores”). The increase in our sales in Same Non-Exclusive Franchise stores and Same Exclusive Franchise stores is as a result of the company’s many efforts in assisting such stores to increase their sales of Company supplied products. For example, the Company continually increased promotion and marketing for its brands in media with broader coverage, providing more support to such stores. The decrease in our sales in Same Company owned Stores is due to decreased sales quantities caused by more competitive market.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Same Stores	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011
Non-Exclusive Franchise Stores	155	155
Exclusive Franchise Stores	161	161
Company-Owned Stores	1	1

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$80,641	$72,869	$7,772	11%
Exclusive Franchise Stores	$84,503	$70,123	$14,380	21%
Company-Owned Stores	$418,212	$1,810,357	$(1,392,145)	(77)%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened in either 2012 or 2011 and were operating under normal conditions as of September 30, 2012 and excluding stores that closed in 2012 or 2011 (“New Stores”). New Store Sales are defined as sales from New Stores. New Store Sales for the first three quarters of 2011 refer to the sales generated in the first three quarters of 2011 from New Stores opened in the first three quarters of 2011 that maintain open as of September 30, 2012. New Store Sales for the first three quarters of 2012 refer to the sales generated in the first three quarters of 2012 from both New Stores opened in 2011 and New Stores opened in the first three quarters of 2012 that are not closed.

New Stores Sales operating in both the nine months ended September 30, 2012 and 2011, and the increase experiences at a percentage are as follows:

New Store Sales	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$1,666,732	$113,552	$1,553,180	1,368%
Exclusive Franchise Stores	$10,937,476	$4,011,399	$6,926,077	173%
Company-Owned Stores	$3,013,771	$3,926,785	$(913,014)	(23)%
Total	$15,617,979	$8,051,736	$7,566,243	94%

The primary reason for the increase in New Stores Sales for the nine months ended September 30, 2012 compared to September 30, 2011 was the increase of sales from new exclusive stores (the “New Exclusive Franchise Stores”) and from non-exclusive stores (the “New Non-Exclusive Franchise Stores”). The increase of sales from exclusive franchise stores and from non-exclusive franchise stores is due to the fact there are more new exclusive franchise stores and non-exclusive stores in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

New Stores	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011
Non-Exclusive Franchise Stores	20	1
Exclusive Franchise Stores	137	49
Company-Owned Stores	1	1

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$83,337	$113,552	$(30,215)	(27)%
Exclusive Franchise Stores	$79,836	$81,865	$(2,029)	(2)%
Company-Owned Stores	$3,013,771	$3,926,785	$(913,014)	(23)%

Sales and Average Per Store Sales of Closed Stores

Closed Stores are stores that were closed or with which the Company terminated its agreement in either 2012 or 2011 (the “Closed Stores”). Closed Store Sales are defined as sales from the Closed Stores. Closed Store Sales for the first three quarters of 2011 refer to sales generated in the first three quarters of 2011 from stores whose franchise agreements were terminated or which closed in 2011 or in the first quarter of 2012. Closed Store Sales for the first three quarters of 2012 refer to sales generated in the first three quarters of 2012 from stores whose franchise agreements were terminated or which closed in the first three quarters of 2012.

Closed Store Sales in the nine months ended September 30, 2011 and the nine months ended September 30, 2012, and the change experienced as a percentage are as follows:

Closed Store Sales	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$31,228,643	$(31,228,643)	(100)%
Exclusive Franchise Stores	$2,357,334	$21,621,255	$(19,263,921)	(89)%
Company-Owned Stores	$-	$2,317,422	$(2,317,422)	(100)%
Total	$2,357,334	$55,167,320	$(52,809,986)	(96)%

The decrease in Closed Store Sales results from the fact that stores whose franchise agreements were terminated or which closed in 2011 generated no or less sales for the Company in the nine months ended September 30, 2012. The Company resolved to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) stores that sold brands of merchandise not supplied by us. The Company closed two Company-ownedstores during the nine months ended September 30, 2011 to concentrate its resources in managing Company-owned stores.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Closed Stores	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011
Non-Exclusive Franchise Stores	560	560
Exclusive Franchise Stores	364	364
Company-Owned Stores	2	2

The 560 closed non-exclusive franchise stores and 364 closed exclusive franchise stores in the quarterly-ended9/30/2011 refer to the total number of storesclosed from January 1, 2011 to September 30, 2012 that generated revenue to the Company in the first three quarters of 2011.

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$55,765	$(55,765)	(100)%
Exclusive Franchise Stores	$6,476	$59,399	$(52,923)	(89)%
Company-Owned Stores	$-	$1,158,711	$(1,158,711)	(100)%

Other information

The following is a summary of revenue by product line for the nine months ended September 30, 2012 and 2012:

	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011
Solar Power Products	$8,797,957	$44,999,975
Air Conditioner	$16,424,114	$7,904,091
Refrigerator	$5,319,899	$11,088,982
TV	$11,922,106	$21,187,561
Washer	$1,668,736	$1,925,240
Others	$365,063	$508,105
Total	$44,497,875	$87,613,954

The increased revenue from new productlines carried in the nine months ended September 30, 2012 was $13,142,809, of this amount our exclusive franchise stores, non-exclusive stores and company-owned stores increased revenue from new product lines by $7,603,980, $4,197,292 and $1,341,537, respectively. New products lines carried in the nine months ended September 30, 2012 but not in the same period last year includes Oulin appliances, Gree Air Conditioner, Skyworth TV, Meiling Washer and AUX Air Conditioner.

The increased revenue in the nine months ended September 30, 2012 from new exclusive franchise stores whose franchise agreements were executed or which opened in the nine months ended September 30, 2012 was $3,663,584. The increased revenue in the nine months ended September 30, 2012 from new non-exclusive stores was $954,779 as we entered into franchise agreements with 19 new non-exclusive stores in the first three quarters of 2012. The increased revenue in the nine months ended September 30, 2012 from new company-owned stores was $0 as we did not open new company-owned stores in the first three quarters of 2012.

Solar-powered products sales decreased by $36,202,018, or 80.4%, from $44,999,975 in the nine months ended September 30, 2011 to $8,797,957 in the same period 2012. The decrease is mainly due to decreased solar-powered products salescaused by decreased market demand of solar-powered products and caused by closing one of our company-owned stores that specialized in selling solar-powered products.

Television products sales decreased by $9,265,454, or 43.7%, from $21,187,561 in the nine months ended September 30, 2011 to $11,922,106 in the same period in 2012. The decrease is mainly due to the Company sold fewer brands of TV products in the nine months ended September 30, 2012 and also due to increased market competition, decreased number of exclusive and non-exclusive franchise stores that are selling our products, and decreased market demand.

Refrigerator products sales decreasedby $5,769,083, or 52.0%, from $11,088,982 in the three months ended September 30, 2011 to $5,319,899 inthe same period in 2012. The decrease is mainly due to decreased number of exclusive and non-exclusive franchise stores that are selling our products, and decreased market demand in the three months ended September 30, 2012 compared to the same period last year.

Air conditioner products sales increasedby $8,520,023, or 51.9%, from $7,904,091 in the three months ended September 30, 2011 to $16,424,114 inthe same period in 2012. The increase is mainly due to the Company carried new air conditioner brands in the three months ended September 30, 2012 compared to the same period last year.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2012 was $41,172,050, a decrease of $32,436,717, or 44.1%, compared to $73,608,767 for the nine months ended September 30, 2011. The decrease was mainly due to the decrease in sales.

	Nine Months Ended 09/30/2012	Nine Months Ended 09/30/2011

Cost of goods sold from non-exclusive stores	$13,137,959	$35,814,966
Cost of goods sold from exclusive franchise stores	24,941,217	31,014,921
Cost of goods sold from company-owned stores	3,092,874	6,778,880
Cost of goods sold	$41,172,050	$73,608,767

For the nine months ended September 30, 2012, cost of goods sold from exclusive franchise stores was $24,941,217, a decrease of 19.6%, or $6,073,704, from $31,014,921 for the nine months ended September 30, 2011. The decrease was in line with the decrease in sales from exclusive franchise stores.

For the nine months ended September 30, 2012, cost of goods sold from non-exclusive stores was $13,137,959, a decrease of 63.3%, or $22,677,007, from $35,814,966 for the nine months ended September 30, 2011. The decrease was in line with the decrease in sales from non-exclusive stores.

For the nine months ended September 30, 2012, cost of goods sold from company-owned stores was $3,092,874, a decrease of 54.4%, or $3,686,006, from $6,778,880 for the nine months ended September 30, 2011. The decrease was in line with the decrease in sales from company-owned stores.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$11,597,653	$9,507,239	$2,090,414	22%
Exclusive Franchise Stores	$12,643,386	$9,449,928	$3,193,458	34%
Company-Owned Stores	$382,343	$1,467,304	$(1,084,961)	(74)%
Total	$24,623,382	$20,424,471	$4,198,911	21%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$74,824	$61,337	$13,487	22%
Exclusive Franchise Stores	$78,530	$58,695	$19,835	34%
Company-Owned Stores	$382,343	$1,467,304	$(1,084,961)	(74)%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$1,540,306	$96,023	$1,444,283	1,504%
Exclusive Franchise Stores	$10,110,129	$3,363,758	$6,746,371	201%
Company-Owned Stores	$2,710,531	$3,206,956	$(496,425)	(15)%
Total	$14,360,966	$6,666,737	$7,694,229	115%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$77,015	$96,023	$(19,008)	(20)%
Exclusive Franchise Stores	$73,797	$68,648	$5,149	7%
Company-Owned Stores	$2,710,531	$3,206,956	$(496,425)	(15)%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Nine Months-Ended 9/30/2012	Nine Months- Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$26,211,704	$(26,211,704)	(100)%
Exclusive Franchise Stores	$2,187,702	$18,201,235	$(16,013,533)	(88)%
Company-Owned Stores	$-	$2,104,620	$(2,104,620)	(100)%
Total	$2,187,702	$46,517,559	$(44,329,857)	(95)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Nine Months-Ended 9/30/2012	Nine Months-Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$46,807	$(46,807)	(100)%
Exclusive Franchise Stores	$6,010	$50,003	$(43,993)	(88)%
Company-Owned Stores	$-	$1,052,310	$(1,052,310)	(100)%

Other information

The cost of goods sold resulting from new product lines carried in 2012was $12,083,546. For the nine months ended September 30, 2012, the increased cost of goods sold from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was $7,003,691, $3,874,921 and $1,204,934, respectively.

The cost of goods sold resulting from new exclusive franchise stores opened in 2012 was $3,361,531. The cost of goods sold resulting from new non-exclusive franchise stores opened in 2012 was $875,889. The cost of goods sold resulting from new company-owned stores opened in 2012 was $0 as we did not open new company-owned in the first three quarters of 2012.

Gross Profit

Gross profit for the nine months ended September 30, 2012was $3,325,825, a decrease of $10,679,362, or approximately 76.3%, compared to $14,005,187 for thenine months ended September 30, 2011.

For the nine months ended September 30, 2012, gross profit for exclusive franchise storeswas $1,958,599, a decrease of 66.8%, or $3,949,005, from $5,907,604 for the nine months ended September 30, 2011. The decrease was due to decreased sales.

For the nine months ended September 30, 2012, gross profit for non-exclusive stores was $1,028,117, a decrease of 84.9%, or $5,793,782, from $6,821,899 for the nine months ended September 30, 2011. The decrease was due to decreased sales.

For the nine months ended September 30, 2012, gross profit for company-owned stores was $339,109, a decrease of 73.4%, or $936,575, from $1,275,684 for the nine months ended September 30, 2011.The decrease was due to decreased sales.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$901,691	$1,787,431	$(885,740)	(50)%
Exclusive Franchise Stores	$961,620	$1,839,944	$(878,324)	(48)%
Company-Owned Stores	$35,869	$343,052	$(307,183)	(90)%
Total	$1,899,180	$3,970,427	$(2,071,247)	(52)%

The average gross profit per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$5,817	$11,532	$(5,715)	(50)%
Exclusive Franchise Stores	$5,973	$11,428	$(5,455)	(48)%
Company-Owned Stores	$35,869	$343,052	$(307,183)	(90)%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Nine Months-Ended 9/30/2012	Nine Months- Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$126,426	$17,529	$108,897	621%
Exclusive Franchise Stores	$827,347	$647,641	$179,706	28%
Company-Owned Stores	$303,240	$719,829	$(416,589)	(58)%
Total	$1,257,013	$1,384,999	$(127,986)	(9)%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$6,321	$17,529	$(11,208)	(64)%
Exclusive Franchise Stores	$6,039	$13,217	$(7,178)	(54)%
Company-Owned Stores	$303,241	$719,829	$(416,588)	(58)%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$5,016,939	$(5,016,939)	(100)%
Exclusive Franchise Stores	$169,632	$3,420,019	$(3,250,387)	(95)%
Company-Owned Stores	$-	$212,803	$(212,803)	(100)%
Total	$169,632	$8,649,761	$(8,480,129)	(98)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Nine Months Ended 9/30/2012	Nine Months Ended 9/30/2011	Difference	Change
Non-Exclusive Franchise Stores	$-	$8,959	$(8,959)	(100)%
Exclusive Franchise Stores	$466	$9,396	$(8,930)	(95)%
Company-Owned Stores	$-	$106,402	$(106,402)	(100)%

Other information

The gross profit from new product lines carried in 2012 was$1,059,263. For the nine months ended September 30, 2012, the increased gross profit from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was$600,289, $322,371 and $13,603, respectively.

The gross profit for the nine months ended September 30, 2012 from products sold by new exclusive franchise stores opened or with which we entered into agreements in 2012 was $302,053. The gross profit for the nine months ended September 30, 2012 from products sold by new non-exclusive franchise stores opened or with which we entered into agreements in 2012 was $78,890. The gross profit for the nine months ended September 30, 2012 from products sold by new company-owned stores opened or with which we entered into an agreement in 2012 was $0 as we did not open new company-ownedstores in the first three quarters of 2012.

Gross Profit Rate

Gross profit rate for nine months ended September 30, 2012 was 7.5%, a decrease of approximately 53.2%, compared to 16.0% for the nine months ended September 30, 2011. The decrease was mainly due to the fact that in 2012the average purchasing cost increased and due to thatwe decreased our average selling prices in order to promote our products and as a response to market competition.

For the nine months ended September 30, 2012, gross profit rate for exclusive franchise stores was 7.3%, a decrease of 54.5% compared to 16.0% for the nine months ended September 30, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

For the nine months ended September 30, 2012, gross profit rate for non-exclusive stores was 7.3%, a decrease of 54.6%, compared to 16.0% for the nine months ended September 30, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

For the nine months ended September 30, 2012, gross profit rate for company-owned stores was 9.9%, a decrease of 37.6%, compared to 15.8% for the nine months ended September 30, 2011. The decrease was mainly due to the fact that in 2012, we decreased our average selling prices in order to promote our products and as a response to market competition.

Gross profit rate for thenine months ended September 30, 2012 from new product lines carried in 2012 was 8.1%. Gross profit rate for the nine months ended September 30, 2012 from new product lines carried in 2012 sold by exclusive franchise stores was 7.9%. Gross profit rate for the nine months ended September 30, 2012 from new product lines carried in 2012 sold by non-exclusive stores was approximately 7.7%. Gross profit rate for the nine months ended September 30, 2012 from new product lines carried in 2012 sold by company-owned stores was 10.2%.

Gross profit rate for the nine months ended September 30, 2012 from new stores opened in 2012 was 8.2%. Gross profit rate for the nine months ended September 30, 2012 from new exclusive franchise stores opened in 2012 was 8.2%. Gross profit rate for the nine months ended September 30, 2012 from new non-exclusive franchise stores opened in 2012 was 8.3%. Gross profit rate for the nine months ended September 30, 2012 from new company-owned stores opened in 2012 was 0.0% because we did not open new company-owned stores in the first three quarters of 2012.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 were $3,423,673, an increase of $5,655,611, or 253.4%, from $(2,231,938) for the nine months ended September 30, 2011.

Selling expenses for the nine months ended September 30, 2012 were $1,550,790, a decrease of $258,035, or 14.3%, from $1,808,825 for the nine months ended September 30, 2011. The decreaseof selling expenses relates primarily to decreased advertising expenses offset by increased sales commission and increased shipping and handling expenses. The Company did not use TV commercial for the nine months ended September 30, 2012 and lowered the advertising expenses. The shipping and handling expenses increased because as the Company closed certain exclusive and non-exclusive franchise stores in the fourth quarter of 2011 and first quarter of 2012, in order to promote sales to remaining existing customers, the Company offers free shipping and delivery services to customers who used to pick up their merchandise directly from the Company at their own cost. Therefore although the Company currently has fewer customers, the shipping and handling expenses increased for nine months ended September 30, 2012 compared to the same period last year.

General and administrative expenses for the nine months ended September 30, 2012 were $1,519,372, an increase of $397,785, or 35.5%, from $1,121,587 for the nine months ended September 30, 2011. The increase is mainly due to increased $315,303 amortization expenses for intangible assets.

Bad debt expenses amounted to $353,511 for the nine monthsended September 30, 2012. During the nine monthsended September 30, 2011, recovery of debt expenses of $5,162,350 was recorded as a reduction of operating expenses in the nine monthsended September 30, 2011.  During the nine months ended September 30, 2011, we received $5,162,350 from the collection of a past due receivable from Pengpai that was written off in 2009 as we determined that the receivable was not collectible at that time.

Net Operating (Loss) Income

Our net operating loss for the nine months ended September 30, 2012 was $97,849, a decrease of $16,334,974, or 100.6%, from net operating income of $16,237,125 for the same period in 2011. The decrease was mainly due to decreased sales and gross profit and increased operating expenses.

Other Expense

Our net other expense for the nine months ended September 30, 2012 was $250,404, an increase of $238,620, or 2,024.9%, from $11,784 for the same period in 2011. The increase was mainly due to increase in other expenses of $200,470 paid to closed stores as compensation during the nine months ended September 30, 2012. The compensation serves the purpose to compensate the potential loss of future sales of those 2011 closed stores. As a result of terminating our franchise contracts with those 2011 closed stores that have affected their future sales and revenue after our termination, the Company agreed to pay to the 2011 closed stores a compensation for losses for previous investment by those stores and losing potential future sales. The compensation was given to stores that we closed in 2011 and therefore did not have transactions with the Company and we generated no revenue or incurred no operating expenses from those stores during the nine months ended June 30, 2012,thus the Company included the compensation in other expenses to clearly present the nature of the compensation.

Net (Loss)/Income

Our net loss for the nine months ended September 30, 2012 was $348,539, a decrease of $16,573,167, or 102.1%, from net income of $16,224,628 for the same period in 2011. The decrease was mainly due to the decrease in sales, increased operating expenses, and decreased net other income for the reason set forth above.

Provision for income taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment at a reduced rate of approximately $1,200 (RMB 7,500)tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013 subject to Guoying's option to pay more in taxes should it elect to do so. Therefore, currently, Guoying is charged at a fixed annual reduced tax rate no less than approximately $1,200 (RMB7, 500)per year that changes every year to cover all types of taxes including Provision for income taxes. Provision for income taxes expense for the nine months ended September 30, 2012 and 2011 are $287 and$714, respectively. There were no significant book and tax basis differences.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2012 or during the nine months ended September 30, 2011 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $654,133, decreased from $171,838 as of December 31, 2011.

We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net cash provided by (used in) operating activities	$1,291,334	$(540,326)
Net cash used in investing activities	(2,405,898)	(323,995)
Net cash provided by financing activities	1,589,546	64,876
Effect of rate changes on cash	7,313	55,159
Increase (decrease) in cash and cash equivalents	482,295	(744,286)
Cash and cash equivalents, beginning of period	171,838	1,226,101
Cash and cash equivalents, end of period	$654,133	$481,815

Net cash provided by operating activitieswas $1,291,334 for the nine months ended September 30, 2012, compared to net cash used in operating activities was $540,326 for the nine months ended September 30, 2011, an increase of $1,831,660 or 339.0%.The increase of net cash provided by operating activities was primarily due to lower increase in accounts receivable, less payments for advances made to suppliers and less payments made for inventories, offset by decreased net income and more increase in other receivable in the nine months ended September 30, 2012 compared to the same period 2011.

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

Growth Strategies

We funded our growth strategy from our working capital and bank loans and below are a summary of approximately how much we expect to spend in year 2012 to achieve our growth strategies:

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

In August 2012, Guoying invested $945,054 to establish Opto-Electronics which is 99% owned by Guoying. Mr. Hailong Liu, the CEO and Chairman of Guoying, invested $9,546 and owned 1% of Opto-Electronics. We filed a proposal to seek approval to enter into the LED manufacturing business with the Reform and Development Commission of Yu An District, Lu An City on May 13, 2011 and we obtained planning permit for the project and land construction issued by Housing and Urban-Rural Development Bureau of Yu An District, Lu An City on October 28, 2011. We have obtained permits to build LED manufactures on Pingqiao land. We are seeking business partners and financing to further continue the LED manufacturing and wholesale business.

Investing Activities

Net cash used in investing activitieswas $2,405,898 for the nine months ended September 30, 2012, compared to $323,995 for the nine months ended September 30, 2011, an increase of $2,081,903 or 642.6%.The increase of net cash used in investing activities was primarily due to more investment in construction in progress in the nine months ended September 30, 2012 compared to the same period 2011.

Financing Activities

Net cash provided by financing activitieswas $1,589,546 for the nine months ended September 30, 2012, compared to $64,876 for the nine months ended September 30, 2011, an increase of $1,524,670 or 2,350.1%.The increase of net cash provided by financing activities was primarily due to the Company borrowed shorter term bank loans in the nine months ended September 30, 2012 compared to the same period 2011.

Inflation and Changing Prices

While inflation has increased in China over the past two years, such inflation has not had a material effect on the Company’s net revenues because the Rural Consumer Electronics Plan grants a government-sponsored rebate to our rural customers. Pursuant to the terms of the policy, our prices are competitive with the prices of the same goods in urban areas, however our customers are not required to pay a market driven price. As a result of this rebate, the actual cost incurred by our customers has not materially increased despite inflation.

Contractual Obligations

Our significant contractual obligations as of September 30, 2012 are as follows:

The Company incurred rent expenses of $39,859 and $12,158 for the three months ended September 30, 2012 and 2011 respectively. The Company incurred rent expenses of $119,882 and $41,221 for the nine months ended September 30, 2012 and 2011 respectively.

The lease expenses for the next five years are estimated to be as follows:

2013	$144,594
2014	69,394
2015	12,514
2016	12,514
2017	11,471
Thereafter	-
Total	$250,487

Obligations for Land Use Rights

The Company entered into a Land Investment on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 300 Chinese acres to be issued by local peoples government. At first we decided to use the land to build our LED manufacturing facility. Then due to the shrink of LED market and demand we decide to use the land to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. We anticipate the construction of four logistics centers to be completed by December 2012. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receive the land use right certificate issued by relevant PRC government pursuant to the Land Investment. The Company received a land use right certificate issued by peoples government of Yu An District on April 16, 2012 with a validation term of 50 years until 2062 for 38,449 square meters where the four warehouses are built on. The Company believes that if the land use right certificate is not granted to the Company by the local government, the Company will get a refund of the retainer from Pingqiao Committee pursuant to its contractual rights as set forth in Section 8 of Investment Agreement between Ping Bridge Industrial Park and Lu’anGuoying Electronics Sales Co.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of September 30, 2012, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

PART II.
OTHER INFORMATION

Item 1A. Risk Factors

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”), our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, and our consolidated financial statements and related notes included in Item 1 of Part I of this report.  Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

Date:  November 30, 2012