Form 10-K
period 2012-12-31
China Electronics Holdings, Inc.
filed 2013-04-16
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
☐ Yes    ☒ No

As of June 29, 2012, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and other holding more than 5% of the outstanding shares of the class) was 5,218,825. The trading price as of June 29, 2012 was $0.12 and the market value of the voting and non-voting common equity held by non-affiliates was $626,259 as of June 29, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date 16,775,113 as of March 31, 2013.

CHINA ELECTRONICS HOLDINGS, INC.

i

Throughout this Annual Report on Form 10-K, the "Company", "we," "us," and "our," refer to (i) China Electronics Holdings, Inc., a Nevada corporation (“China Electronics”), (ii) China Electronic Holdings, Inc., a Delaware corporation (“CEH Delaware”), and (iii) Lu’an Guoying Electronic Sales Co., Ltd., a wholly foreign-owned enterprise under the laws of the People’s Republic of China (“Guoying”), unless otherwise indicated or the context otherwise requires.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  These statements may be found under Item 1—“Business,”  Item 1A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A—“Risk Factors” and matters described in this Annual Report on Form 10-K generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur.

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

Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

PART I

ITEM 1.  BUSINESS

Introduction

China Electronics Holdings, Inc (the “Company”, “we”, “our”, “us”), formerly named Buyonate, Inc., was incorporated in the State of Nevada on July 9, 2007 to engage in developing user-friendly/child friendly interactive digital software for children between the ages of 5 to 12 years old. The Company was in the development stage through December 31, 2008. The year 2009 was the first year the Company was considered an operating company, no longer in the development stage.

China Electronic Holdings, Inc. (“CEH Delaware”) was organized on November 15, 2007, as a Delaware corporation. Prior to February 10, 2010, CEHD Delaware was a development stage company attempting to manufacture and sell carbon and graphite electrodes and planning to manufacture and sell electronic products in the People’s Republic of China (“PRC”) through its own stores and franchise stores.

Lu’an Guoying Electronic Sales Co., Ltd., a PRC corporation (“Guoying”), was established on January 4, 2002 with share capital of RMB 1,000,000 (approximately $137,100). Guoying sells electronic products in the PRC through its company-owned stores and to exclusive franchise stores and non-exclusive stores.

In August 2012, Guoying contributed $945,054 to the capital of Lu An Guoying Opto-Electronics Technology Co., Ltd. (“Opto-Electronics”) which is 99% owned by Guoying. Mr. Hailong Liu, the CEO and Chairman of the Company, contributed $9,546to the capital of Opto-Electronics and owns the remaining 1% of the company.

Pursuant to Share Transfer Agreements entered into in 2008 and 2009 among the shareholders of Guoying (the “Guoying Shareholders”) and CEH Delaware, the Guoying Shareholders sold 100% of the shares of Guoying Electronic Group Co, Ltd. to CEH Delaware in exchange for an aggregate of  1,000,000RMB (the “Purchase Price”) and constituting 96.6% of issued and outstanding shares of CEH Delaware. As a result of the 2008 and 2009 Share Transfers, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware.

Prior to the consummation of the Share Transfer Agreements, in January 2010, CEH Delaware issued an aggregate of 13,213,268 shares of its common stock in the name of Ms. Sherry Li subject to Call Options in favor of the Guoying Shareholders whereby each of the Guoying shareholders could acquire from Ms. Li for nominal consideration, a number of shares of CEH Delaware equal to the number of shares he or she owned in Guoying. Thus, upon consummation of the Share Transfer Agreements each of the former shareholders of Guoying had the right to acquire from Ms. Li, who was effectively their nominee, an equivalent number of shares of CEH Delaware.  This structure was utilized by the shareholders of Guoying because they believed that by using this structure they would not have to obtain the prior consent of the China Securities Regulatory Commission to the transaction whereby Guoying became owned by a foreign entity.On July 9, 2010 we consummated the Share Exchange Agreement with certain Selling Stockholders. Pursuant to the Share Exchange Agreement, the former stockholders of CEH Delaware transferred to us 100% of the outstanding shares of common stock and preferred stock of CEH Delaware and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902 newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock.  Thus, CEH Delaware’s outstanding 314,285 Series A warrants were exchanged on a one-for-one basis for Series A warrants to purchase an aggregate of 314,285 shares of our Common Stock, with an exercise price of $2.19 per share.  CEH Delaware’s outstanding 314,285 Series B warrants were exchanged on a one-for-one basis for Series B warrants to purchase an aggregate of 314,285 shares of our Common Stock, with an exercise price of $2.63 per share.  CEH Delaware’s outstanding 1,000,000 $1.00 warrants were exchanged on a one-for-one basis for Series E warrants to purchase an aggregate of 1,000,000 shares of our Common Stock, with an exercise price of $0.25 per share.  Subsequent to the consummation of the Share Exchange Agreement,  Buyonate, Inc.,  through a merger with a wholly-owned subsidiary, changed its name to China Electronics Holdings, Inc. The merger and name change were approved by the Financial Industry Regulatory Authority (“FINRA”) and the Common Stock began trading under the symbol “CEHD.OB” on August 23, 2010.

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

Our Corporate Structure

The chart below sets forth our corporate structure:

Our principal executive offices are located at Building G-08, Guangcai Market, Foziling West Road, Lu’an City, Anhui Province, PRC 237001, and our telephone number is 011-86-564-3224888.

Overview of Business

Through our subsidiary, Guoying, we are engaged in the wholesale and retail sale of consumer electronics and appliances in the People’s Republic of China (the “PRC”), such as solar heaters, refrigerators, air conditioners, televisions, and similar items. We sell such products in certain rural markets in Anhui province.

We started selling consumer electronics and appliances in China in 2002. For the 2012 year, approximately 13.8% of our revenue was due to the sale of solar energy products, approximately 12.8% of our revenue was due to the sale of refrigerators, approximately 29.3% of our revenue was due to the sale of televisions and approximately 37.6% of our revenue was due to the sale of air conditioners.

We distribute merchandise through company-owned stores and to exclusive franchise stores and non-exclusive franchise stores. As of December 31, 2012, and today, we own and operate two stores under the Guoying brand name at which we sell only merchandise that we provide. Exclusive franchise stores are stores that sell merchandise we provide as their exclusive wholesaler pursuant to cooperation franchise agreements.  The merchandise we provide includes Guoying branded products as well as products from major manufacturers such as Sony, Samsung and LG. Non-exclusive franchise stores are stores to which we provide Guoying branded merchandise as a wholesaler or distributor and  which also sell consumer electronics and appliances supplied by others. During 2012, approximately 13.2% of our revenue was from sales by company-owned stores, approximately 59.0% was from sales to exclusive franchise stores and approximately 27.8% of our 2012 revenue was from sales to non-exclusive stores.

As of December 31, 2012, we operated two company-owned stores, both of which are located in Lu’an City, Anhui Province. During 2011, we closed two company-owned stores, Longhe and Guangcai, and opened our new headquarters store in G-8 Guangcai Big Market. As of December 31, 2012, we had 306 exclusive franchise stores operating under the Guoying brand name pursuant to cooperation agreements and 176 stores non-exclusive franchise stores (the “Non-Exclusive Franchise Stores”) to which we provide Guoying branded merchandise. Set forth below are the number of exclusives and non-exclusive franchise stores opened or closed by us in each of the years indicted:

	Exclusive Franchise Store		Non-exclusive Franchise Store
Year	Opened	Closed	Opened	Closed
2009	247	47	111	15
2010	61	0	557	18
2011	93	233	1	362
2012	91	131	20	198

When we use the terms “open” or “opened” in referring to an exclusive or non exclusive franchise store, we mean that we entered into a franchise agreement with such store and that it was in operation.  When we use the terms “close,” “closed” or “terminated” in reference to an exclusive or non-exclusive franchise store we mean that we terminated our agreement with such store.

In August, 2011, our Board decided to terminate our exclusive and non-exclusive franchise agreements with a number of stores in order to strengthen and grow the Company’s business after concluding that the rapid growth of the number of stores and aggressive business expansion had caused deficiencies in the company’s internal controls and management.  The following criteria was used to determine which stores (“Disqualified Exclusive Stores” and “Disqualified Non-Exclusive Stores”) to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing and resulting in lower profit margins; and (iii) stores located remotely Lu An City that result in higher transportation and  logistics expenses to us We do not expect to terminate our franchise contracts with a significant number of non-exclusive stores in the immediate future.

We currently targets customers in counties, townships and villages (the third, fourth and fifth tiers of the market) in Anhui Province, China. Our distribution and sales network currently covers twelve districts and counties in Anhui province, namely Shou County, Shu City, Jin An, Yu An, Huo Shan, Jinn Sai, Huo Qiu, Gu Shi , Ye Ji, Fei West, Fei East, and Huai Nan Districts.

We purchase consumer electronics and appliances from well-known manufacturers or large distributors and sell them through company-owned stores and to the exclusive franchise stores and non-exclusive stores. Guoying is a wholesaler in the Lu’an area for products under the brand names, Sony, LG, Samsung, Shanghai Shangling, Tsinghua Tongfng, Chigo, Huayang, Huangming and Oulin. Guoying is a general sales agency for electronic products of Sino-Japan Sanyo, such as Sanyo televisions, air conditioners, washing machines and micro-wave ovens. Guoying has teamed up with Huangming and Huayang, the two largest manufacturers of solar thermal products in China, to be their large retail outlet in Lu’an. Their energy efficient, “green” products include solar thermal water heaters, solar panels (photovoltaic) and energy saving glass.

In addition to providing wholesale merchandise purchased from manufacturers or distributors, we provided refrigerators manufactured by an original equipment manufacturer (“OEM”), Shanghai Pengbai Electronic Co., Ltd. (“Pengbai”), under the Company’s trademark “Guoying”. Guoying refrigerators have “3C” quality national authentication certificates, which are mandatory in PRC for the sale of refrigerators. We entered into an OEM agreement with Pengbai in August 2007, pursuant to which Pengbai agreed to manufacture our private label brand refrigerators and Guoying agreed to provide loan to Pengbai in amount of RMB 80 million (approximately $12.12 million) in four installments of RMB 20 million from 2006 to 2010. Pengbai agreed to repay the loan by October 2017, with payments in four equal installments of RMB 20 million (approximately $2.9 million) beginning in October 2013. The loan is secured by all the assets of Pengbai and is interest free. Guoying actually loaned Pengbai RMB63 million (approximately $9.8million) as of December 2009 and RMB42.6 million (approximately $6.63 million) has been received from Pengbai as of December 2011. We terminated our OEM agreement with Pengbai and stopped manufacturing “Guoying” brand refrigerators in 2011.

We purchased 164,983 square meters (approximately 300 Chinese acres) of land in Pingqiao Industrial Park, in Lu An City, on which we originally planned to build an LED manufacturing facility.   Also as part of our plan to become an LED manufacturer, we have reserved the company name “Lu An Guoying Opto-Electronics Technology Co., Ltd.” with the Lu An Administration of Industry and Commerce on September 5, 2011 and filed a proposal to seek approval to enter into the LED manufacturing business with the Reform and Development Commission of Yu An District, Lu An City, on May 13, 2011 and a planning permit for the project and land construction was issued to us by the Housing and Urban-Rural Development Bureau of Yu An District, Lu An City on October 28, 2011.   Due to a change in our plans we are currently not going ahead with our plans to manufacturer LEDs and, instead, are building logistics centers on a portion of the land. We intend to use these facilities to provide logistics and transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses in Pingqiao Industrial Park since October 2011. Each logistics center is 4,800 square meters, 19,200 square meters iin the aggregate.  We currently do not have sufficient working capital to continue building the warehouses and are seeking business partners and financing to continue the project.

We will continue to focus on becoming a significant retailer and wholesaler of consumer electronics and appliances to rural markets in China with a goal of having a national distribution network throughout China. Our working capital will continue to be used to develop wholesale and retail business and we are seeking business partners and financing to enter into the LED manufacturing and wholesale business.

We entered into a lease agreement with Yumin Village Committee in January 2011 to rent 387 Chinese acres of land and 116 Chinese acres of slope land located in Yumin Village, Sun Gang County, Jin An District for 20 years, and 5,006 Chinese acres land located in Yumin Village, Sun Gang County, Jin An District, for 30 years, to grow agricultural and forestry products, mainly oil-tea camellia plants. We have purchased saplings and young plants and employed local farmers to grow the plants. It generally takes seven to eight years to grow oil-tea camellia plants。

 On January 1, 2011, the Company leased a land use right of 503 Chinese acres of land with a two years term of year 2010 and 2011 for the company’s agricultural and forestry business with a cost of approximately $189,000. On December 9, 2012, the Company sold the plants on the leased land to Lu’an Senyuan Ecological Park Ltd. (“Senyuan”), a company controlled and owned by the father and ex-wife of the CEO of Guoying, for approximately $32,100, due by October 2013 and transferred the future land use right to Senyuan . The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection.

On August 31, 2011, the Company leased 5,006 Chinese acres of land located in Yumin Village, Sun Gang County, Jin An District with a thirty years term from January 2011 to December 31, 2040 with a cost of approximately $961,000 per year, as Guoying agricultural and forestry land to grow oil-tea camellia plants. On December 9, 2012, the Company transferred the lease right and the plants on the leased land to Senyuan for approximately $1,123,500, due by October 2013. According to the sale contract, Guoying will make the 2012 land use right payment just of sales price to be received from Senyuan. The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection.

Retail Operations

The various types of stores are described below:

Company-owned stores

As of December 31, 2012, and today, we own and operate 2 company-owned stores. We owned and operated 3 company-owned stores as of December 2010. Our company-owned stores focus on the sale of solar thermal products, refrigerators, air conditioners, televisions and consumer electronics and appliances. Our administrative offices are located on the second floor of our new headquarters store. We renewed our lease for our Haomen Store and entered into a new lease for our Guangcai Market Store with Mr. Haibo Liu, a director of our company in 2011, in each case the lease is for a three year term subject to renewal upon both parties’ consent.  The number of company-owned stores opened or closed in every year from 2009 through 2012 is as follows:

Year	Total Company-Owned Stores (year end)	Company Owned Stores Opened	Company Owned Stores Closed
2/31/2008	1

2009		0	0
12/31/2009	1

2010		2	0
Total 12/31/2010	3

2011		1	2
Total 12/31/2011	2

2012	2	0	0

Total 12/31/2012	2

Exclusive Franchise Stores

As of December 31, 2012, there were 306 exclusive franchise stores operating under the Guoying brand name pursuant to cooperation agreements with us. The exclusive franchise stores are owned by third parties and operate under our brand name pursuant to cooperation agreements with the Company. Such stores sell both Guoying branded products and other products that we provide as the exclusive wholesaler. Guoying is the only wholesaler providing products to our exclusive franchise stores. The exclusive franchise stores are located in rural areas around Lu’an City, Anhui Province, and the primary customers of these stores are residents of the local towns and villages. The store owners own or lease the operating space for the exclusive franchise stores. Guoying makes deliveries to each store and upon delivery, the stores pay in cash the wholesale price of the products provided. After receiving orders from such stores we are generally able to deliver the merchandise within two to three hours to stores located in or near Lu’an City or within three days to stores that are further away. Due to the PRC “Rural consumer electronics and appliances” plan, which is available to some of our stores, Guoying is able to offer the exclusive franchise stores certain discounts based on the quantity of their purchases.

We have signed cooperation agreements with each exclusive franchise store with a term ranging from 1 year to 3 years, subject to renewals.  The average remaining term under most of the cooperation agreements is less than 1 year, as most of the agreements were renewed in November 2010. Pursuant to the cooperation agreements, we provide loans to store owners to facilitate the establishment of the exclusive franchise stores. The loans are interest free, unsecured loans, and are payable in a single installment no later than three years from the date of the loan. Each loan is made in the form of cash and products, generally in an amount of up to 40% of the cost of establishing the store. The average amount of each loan is approximately RMB 58,286 (approximately $8,967). However, the specific amount of each loan varies depending on factors including location of the store and the economy of the area, the consumption capacity of the store and the size of the store.  The average value of products provided to store owners in connection with the loans ranges from RMB 201,744 to RMB 341,548 (approximately $20,000 to $50,000) and varies based on the factors discussed above and the total amount of the loan.  As of December 31, 2012, the total outstanding amount of such loans was approximately RMB15,676,420 . It is n consideration of these loans that the owners of exclusive franchise stores agree to exclusively purchase products from Guoying.

Set forth below is the number of exclusive franchise stores opened or closed in every quarter from 2009 to the through 2012 and the number of exclusive franchise stores in operation as of the end of each of every quarter and year:

	Number of Exclusive Franchise Stores In Operation	Exclusive Franchise Stores Opened	Exclusive Franchise Stores Closed
12/31/2008	225

Quarter-Ended 3/31/2009	178	0	47
Quarter-Ended 6/30/2009	208	30	0
Quarter-Ended 9/30/2009	288	80	0
Quarter-Ended 12/31/2009	425	137	0
Total 12/31/2009	425	247	47

Quarter-Ended 3/31/2010	425	0	0
Quarter-Ended 6/30/2010	425	0	0
Quarter-Ended 9/30/2010	425	0	0
Quarter-Ended 12/31/2010	486	61	0
Total 12/31/2010	486	61	0

Quarter-Ended 3/31/2011	557	71	0
Quarter-Ended 6/20/2011	559	2	0
Quarter-Ended 9/30/2011	552	13	20
Quarter-Ended 12/31/2011	346	7	213
Total 12/31/2011	346	93	233

Quarter-Ended 03/31/2012	276	5	75
Quarter-Ended 06/30/2012	324	76	28
Quarter-Ended 09/30/2012	296	0	28
Quarter Ended 12/31/12	306	10	0
Total 12/31/2012	306	91	131

Non-exclusive stores

As of December 31, 2012, we provided merchandise to 176 non-exclusive stores as a wholesaler. Such stores are owned and operated by third parties and are located in the rural areas around Lu’an City, Anhui province. These stores sell both Guoying branded merchandise and merchandise distributed by other companies. Our merchandise is sold to the stores by the Company pursuant to franchise agreements and sales agreements between the operators of the stares and the Company. The non-exclusive stores pay the Company cash upon the Company’s delivery of products, or Guoying extends unsecured credit to such stores in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  Under the franchise agreements, each non-exclusive store was obligated to pay Guoying an annual fee of RMB 5,000 (approximately $735). We have not collected annual fees since 2009.

Set forth below is the number of non-exclusive franchise stores opened or closed in every quarter from 2009 to the through 2012 and the number of non-exclusive franchise stores to which we distributed products as of the end of each of every quarter and year:

	Number of Non-Exclusive Franchise Stores	Non-Exclusive Franchise Stores Opened	Non-Exclusive Franchise Stores Closed
12/31/2008	80

Quarter-Ended 3/31/2009	104	27	3
Quarter-Ended 6/30/2009	98	2	8
Quarter-Ended 9/30/2009	131	36	3
Quarter-Ended 12/31/2009	176	46	1
Total 12/31/2009	176	111	15

Quarter-Ended 3/31/2010	265	91	2
Quarter-Ended 6/30/2010	362	100	3
Quarter-Ended 9/30/2010	553	199	8
Quarter-Ended 12/31/2010	715	167	5
Total 12/31/2010	715	557	18

Quarter-Ended 3/31/2011	715	0	0
Quarter-Ended 6/30/2010	716	1	0
Quarter-Ended 9/30/2011	686	0	30
Quarter-Ended 12/31/2011	354	0	332
Total 12/31/2011	354	1	362

Quarter-Ended 03/31/2012	196	0	158
Quarter-Ended 06/30/2012	175	19	40
Quarter-Ended 09/30/2012	175	0	0
Quarter Ended 12/31/12	176	1	198
Total	176

Our Leases

Warehouse Leases

We currently distribute products to company-owned stores, exclusive franchise stores and non-exclusive stores from two warehouses located within Lu’an city, which are leased by Guoying.  We engage third parties to transport the products from our warehouses to the stores.  We entered into a lease agreement with Youbang Pharmaceuticals Co., Ltd. on April 1, 2010 to lease the warehouse located in the development zone of east road of Jing Er, Foziling Road for one year and renewed the lease for another two years valid from April 1, 2011 to April 1, 2013. The rent for the lease is RMB138,000 per year. We entered into a lease agreement with Mr. Haibo Liu on January 1, 2008 for the Wangpai warehouse of 808 square meters located in Liu Fo Road to store Huangming solar products. The term of the lease was from January 1, 2008 to December 31, 2012 and the rent is RMB 6, 464 per year (RMB 8 per square meters). We started the construction of four warehouses, 4,800 square meters each, on land in Pingqiao Industrial Park in October 2011. We currently do not have sufficient working capital to continue the Pingqiao construction and are seeking business partners and financing to continue the project.

Company-Owned Stores Leases

We currently lease both of our two company-owned stores. We entered into a lease agreement for our Guangcai Big Market Store on October 30, 2008 for 3 years at a rent of RMB20, 882 per year and renewed the lease on April 1, 2011 for another 3 years until March 31, 2014 at a rent of RMB 720,000 per year.  We entered into a lease agreement with Mr. Haibo Liu in 2010 for our Hao Men store for one year and renewed the lease on March 15, 2011 for another 3 years until March 15, 2014 at a rent of RMB 68,000 per year.

For additional information concerning the location, area and terms of each of the Company’s self-owned stores and warehouse see “Item 2. Property” herein.

Land Use Right

Pingqiao Industrial Park Land

We entered into a Land Use Right Purchase Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee granted us a land use right for 164,983 square meters (approximately 300 Chinese acres).  120 Chinese acres of this land is for commercial use and 180 Chinese acres of this land is for industrial use. We paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010.

We are not obligated to pay the remaining $3.7 million until we receive the land use right certificate to be issued by relevant PRC government pursuant to the Land Use Right Purchase Agreement.  The Company received a land use right certificate issued by Pingqiao Industrial Park on April 16, 2012 with a term of 50 years until 2062 for a 38,449 square meter portion of the land which has been collaterized for a loan of RMB 10 million to a bank, including the 19,200 square meters where the four warehouses are built. The Company believes that if the land use right certificate for the balance of the land is not granted to the Company by the appropriate authority, the Company will get a refund of the down payment  from the Pingqiao Committee in accordance with the terms set forth in Section 8 of Investment Agreement between Ping Bridge Industrial Park and Lu’an Guoying Electronics Sales Co.

Youbang Warehouse Land

We entered into a Land Use Right Purchase Agreement in 2010 with Youbang Pharmaceuticals Co., Ltd., under which Youbang Pharmaceuticals granted us a land use right for 200 Chinese acres for commercial use where Guoying department building and logistics center will be built. We paid RMB40 million (approximately $6,296,000) of the purchase price as of December 2010 and Youbang is obligated to deliver the land use right certificate and real estate property certificate by December 31, 2011 or no later than December 31, 2012.  It was agreed in 2011  that the land use right certificate for this parcel of land could not be transferred due to change of local zoning regulations, the agreement was canceled and RMB10 million (approximately $1,574,000) was returned to the Company by September 2011. The remaining RMB30 million (approximately $4,722,000) was be returned to the Company in December 2012.

Guoying Agricultural and Forestry Land

We entered into a lease agreement with Yumin Village Committee in January 2011 to rent 387 Chinese acres of land at RMB 1,200 per Chinese acre and 116 Chinese acres of slope land at RMB 1,600 per Chinese acre. The 387 acrs and 116 acres are located in Yumin Village, Sun Gang County, Jin An District.  We intend to grow mainly oil-tea camellia plants on the property. The term of the lease is 20 years. We have advanced approximately $189, 000 for leasing the land as of January 2011. We have purchased saplings and young plants and employed local farmers to grow the plants. It generally takes seven to eight years to grow oil-tea camellia plants and we do not expect a return on our investment for 7-8 years. On December 9, 2012, the Company sold the plants on the leased land to Lu’an Senyuan Ecological Park Ltd. (“Senyuan”), a company controlled and owned by the father and ex-wife of the CEO of Guoying, for approximately $32,100, due by October 2013 and transferred the future land use right to Senyuan . The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection.

We entered into another lease agreement with Yumin Village Committee in August 2011 to rent 5,006 Chinese acres land located in Yumin Villageon which we also intend to grow oil-tea camellia plants. The term of the lease is 30 years and the rent is RMB 1,200 per Chinese acre. We have advanced approximately $961,000 as of December 2011. On December 9, 2012, the Company transferred the lease right and the plants on the leased land to Senyuan for approximately $1,123,500, due by October 2013. According to the contract, Guoying will make the 2012 land use right payment out of sales price to be received from Senyuan. The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection.

For additional information concerning the location, area and terms of our lease agreements for agricultural and forestry land, see “Description of Property” below.

Our Private Label Brands

We entered into an OEM agreement with Pengbai in August 2007, pursuant to which Pengbai agreed to manufacture refrigerators to be sold under our brand.

Pursuant to the OEM agreement, Guoying agreed to provide loans to Pengbai in amount of RMB 80 million (approximately $12.12 million) in four installments of RMB 20 million each from 2006 to 2010. Pengbai agreed to repay the loan by October 2017, with payments in four equal installments of RMB 20 million (approximately $2.9 million) beginning in October 2013. The loan is secured by all the assets of Pengbai and is interest free. Guoying actually loaned Pengbai RMB63 million (approximately $9.8 million) as of December 2009 and a payment of RMB42.6 million (approximately $6.63 million) has been received from Pengbai as of December 2011. In 2011 the agreement was terminated and Pengbai stopped manufacturing “Guoying” brand refrigerators in 2011.

Industry Background

According to the 2010 PRC Census, more than 50% of China’s population resides in rural areas of China and they comprise the largest consumer group in China. After many years of economic reforms, the average income of people living in China’s rural areas has gradually increased, and according to the National Bureau of Statistics of China, the per capita net income of rural residents increased 10.9% in 2010. We believe that this segment of the population has significant growth potential and that they are not served by many of the urban chains of electronics distributors which have not expanded into the rural communities.

We believe that there are several reasons why the distribution of consumer electronics and appliances in rural markets can be profitable.

China Economic News reported on December 9, 2010, the central government had increased the disposable income of the rural population by reducing the tax rate paid by farmers. We believe that this tax relief combined with continuing improvements in the power network, transportation, and communications in rural areas makes the rural market more accessibleto home appliances and electronics.

The Chinese government has initiated a rural home appliance and electronics rebate program, called the “Rural Consumer Electronics” plan. The plan provides that the maximum sales price of electronics in rural areas is fixed at a price which is usually equal to the market price of the same products in urban areas, and allows rural consumers to receive a 13% rebate from the government on their purchases of electronics.

In addition, the current consumer electronics and appliances markets in big PRC cities like Beijing, Shanghai, and Shenzhen are already saturated by electronics stores, which results in limited margins. While we have some competitors in the rural markets, we believe that the retail chains that exist in larger cities have not established any significant name recognition in the rural markets.  Therefore, we believe that such stores’ success in larger cities will not necessarily result in success in the rural areas where we operate.

Our Growth Strategies

The following are some of the steps we currently intend to take in an effort to grow our business:

☐
Partnering with well-known electric appliance manufacturers. We will negotiate with well-known brands in order to act as a wholesaler of these brands. We currently sell Samsung washing machines and Sony LCD televisions. We are negotiating with other companies with well-known brands to sell their consumer electronics and appliances in rural markets.

☐
Exclusive Franchise Stores and Non-Exclusive Stores. Close disqualified Exclusive and Non-Exclusive Franchise Stores in Anhui province; open new Exclusive and Non-Exclusive Franchise Stores in Anhui, Hunan and Hubei provinces; maintain and grow our business with existing profitable Exclusive Franchise Stores;

☐
Company-Owned Stores. We closed two of our company-owned stores, Longhe and Guangcai, in 2010 and opened our new headquarters store in the center business district of Lu’an City in 2011.  This store focuses on the sale of solar thermal products, refrigerators, air conditioners, televisions and other products.

☐
Establishing Logistic Center Construct warehouses and establish logistic centers in Lu An City to provide transportation and delivery services for our merchandise sold in Anhui, Hubei and Henan provinces;

☐	LED Wholesale and Manufacturing Business Currently seeking business partner and financing to develop LED wholesale and manufacturing business

To date we have funded our growth primarily from our working capital and below is a summary of approximately how much we have spent in the years 2011and 2012  to achieve our growth strategies:

Growth Strategies	Amount spent 2011	Amount Spent 2012

Develop new exclusive franchise stores in Anhui Province	$355,123	629,600

Develop new company-owned stores in Anhui Province	$391,538	472,200

Develop new non-exclusive stores in Anhui Province	$3,738	1.574,000

Constructions for logistics centers	$4,615,384	7,787,000

Raw Materials and Suppliers

Approximately 95% of the cost of sales is the purchase price of products.

Our principal suppliers of merchandise in 2012, in terms of cost to us, were:

Name of Supplier	Type of Products
Guangdong Zhigao Air Conditioner Sales Co.	Air Conditioner
Lu An Zhong Zing Commercial Trade Co.	Televisions, refrigerators, air conditioners

Shenzhen Tongfang Multimedia Technology Company	LCD Televisions
Shenzhen Chuangwei RGB Electronics Sales Co., Anhui Branch	Televisions, refrigerators, washing machines, air conditioners
Shanghai Shangling Electronic Appliances Manufacturing Ltd.

Our principal suppliers of merchandise in 2011, in terms of cost to us, were:

Name of Supplier	Type of Products
Shangdong Huangming Solar Power Sales Co.	Solar Heaters
Haier Hefei Ririshun Sales Co. Shanghai Shangling Electric Appliance Manufacturing Co., Ltd.	Televisions, refrigerators, washing machines, air conditioners Shangling Refrigerator and washing machines
Shenzhen Tongfang Multimedia Technology Company	LCD Televisions
Jiangshu Huayang Solar Power Sales Co.	Solar Heaters

Our principal suppliers of merchandise in 2010, in terms of cost to us, were:

Name of Supplier	Type of Products
Shandong Huangming Solar Power Sales Co.	Huangming Solar Power
Jiangsu Huayang Solar Power Sales Co.	Huayang Solar Power
Yangzhou Huiyin Co.,Ltd.	SONY LCD

We receive all of our merchandise from our suppliers, which are often the manufacturers, through deliveries to our two warehouses located within Lu’an city.

Marketing, Sales, and Distribution

We have a staff of 27 employees who take orders and provide customer service to each exclusive franchise store and non-exclusive store in assigned geographical areas. We advertise in many ways, including using television advertisements, advertisements on buses and walls, fliers distributed on the streets by our promotion personnel and general promotions, including discounts. We base our advertising on our analysis of the market and our competitors. We are responsible for the cost of marketing of our Guoying brand products and promoting our Guoying franchise brand. Under contracts we have with our suppliers, our suppliers are responsible for the costs of all discounts and promotions of sales and distribution of products sold from the suppliers to us.

Customers and Pricing

Our customers pay different prices for our products depending on where they live.

●
In general, most of the products sold in the franchise stores are subject to the national “Rural Consumer Electronics” plan.   The plan provides that the maximum sales price of electronics in rural areas is fixed at a price which is usually equal to the market price of the same products in urban areas.  The plan allows rural consumers to receive a 13% rebate from the government on their purchases of electronics.

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

Employees

As of December 31, 2012, Guoying had 66  full-time employees, including 12 management and supervisory personnel, 23 sales and marketing personnel and 6 after sale support personnel.

Seasonality

Approximately 30% of our sales of products are made in the first quarter of the year as the Chinese Spring Festival, the traditional shopping period occurs during the first quarter. The fourth quarter is our second busiest season.

Competition

We believe our main competitor is Hefei Ri Ri Shun Sales Corp(“Ri Ri Shun”) and  Guosheng Electronic (“Guosheng”), which is a state-owned enterprise in Anhui Province. Ri Ri Shun is the second largest retrailer and Guosheng is the third largest retailer of consumer electronics and appliances in Anhui Province and runs several franchise stores in small cities and towns. Guosheng also has stores in Lu’an city.

We compete on the basis of price and the quality of the products we distribute. Both Ri Ri Shun and Guosheng have greater financial resources and brand recognition than us. In order for us to succeed we will need to focus our efforts on the rural markets not targeted byRi Ri Shun and  Guosheng, promote our brand name and operate efficiently. There is no guarantee we will be able to achieve our goals.

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

Mr. Liu has granted Guoying the right to use all of the trademarks listed above from January 1, 2008 to December 31, 2012.  Our right to use such marks without charge was renewed and the grant was extended to December 31, 2014

Regulation

We are subject to a wide range of regulations covering every aspect of our business. The most significant of these regulations are set forth below.  Management believes it is in material compliance with applicable regulations.

Chain Stores Management

In March 1997, the Domestic Trade Ministry issued the Standard Opinions on the Operation and Management of Chain Stores  (the “Opinions”), to regulate and administrate the forms, management models, composition, business area and other requirements of chain stores. The Opinions discuss three forms of chain stores: regular chain, franchise chain and voluntary chain. The Opinions stipulate that franchise chain and voluntary chain stores must execute relevant cooperation contracts with their suppliers and that the contracts must contain certain clauses including but not limited to clauses relate to the use of trademarks, product quality management, centralized purchase and sales promotion policies.

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

Regulations relating to consumer protection

On October 31, 1993, the Standing Committee of the National People’s Congress issued the Law on the Protection of the Rights and Interests of Consumers, or the Consumer Protection Law, revised in 2009. The State Administration of Industry and Commerce also issued the notice regarding “Handling of Acts of Infringement of Rights of Consumers” or the Notice in March 2004. Under the Consumer Protection Law and the Notice, a business operator providing a commodity or service to a consumer undertakes certain responsibilities relating to products. These liabilities include restoring the consumer’s reputation, eliminating the adverse effects suffered by the consumer, and offering an apology and compensation for any losses incurred. The following penalties may also be imposed upon business operators for the infraction of these obligations: issuance of a warning, confiscation of any illegal income, imposition of a fine, an order to cease business operation, revocation of its business license or imposition of criminal liabilities under circumstances that are specified in laws and statutory regulations.

Regulations on commercial franchising

On May 1, 2007, the State Council issued the Regulations for Administration of Commercial Franchising, to supervise franchising activities. The Regulations for Administration of Commercial Franchising were later supplemented by the Administrative Measures for Archival Filing of Commercial Franchise and the Administrative Measures for Information Disclosure of Commercial Franchise, both of which were issued by the Ministry of Commerce. Under these regulations, Franchisors are required to file franchise contracts with the Ministry of Commerce or its local counterparts; and franchise contracts shall include certain provisions, such as terms, termination rights and payments. Franchisors are also required to satisfy certain requirements including, without limitation, having mature business models and the capacity to provide operation guidance, technical support and training to franchisees. Franchisors engaged in franchising activities without satisfying the above requirements may be subject to administrative penalties.

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

PRC M&A Rule

On August 8, 2006, six Chinese government agencies, namely, the Ministry of Commerce, or MOFCOM, the State Administration for Industry and Commerce, or SAIC, the China Securities Regulatory Commission, or CSRC, the State Administration of Foreign Exchange, or SAFE, the State Assets Supervision and Administration Commission, or SASAC, and the State Administration for Taxation, or SAT, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, referred to as the “New M&A Rules”, which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles,” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges.

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

We sell most of our products through exclusive franchise stores and non-exclusive stores.  Though our personnel visit the stores regularly, third party store managers make decisions about order quantities and are responsible for the daily operations and success of the stores. If  the stores to which we sell products are not successful, the store’s income could decrease and the volume of products they order from us could decline, which would negatively impact our sales.  If an exclusive franchise store bearing our brand name performs poorly or is run improperly, our reputation could be adversely affected.  Additionally, if a number of exclusive franchise stores and non-exclusive franchise stores choose to cease purchasing products from us, we could experience a material decrease in revenues and net income.  There is no termination provision in, or expiration of the term of, the exclusive franchise agreements.

We depend heavily on large suppliers and if any of our largest suppliers cease to provide products to us, our business could be adversely affected.

All of the products purchased by us during 2011 and 2012 were provided by nineteen vendors.  In 2012, with six major vendors, Guangdong Zhigao air conditioners Co., Lu’An Zhongxing Trade Co., Shenzhen Skyworth·RGB Electronics Co. Anhui Branch, Shenzhen Tongfang Multimedia Technology Co., Shanghai Shangling Electric Appliance Manufacturing Co., Ltd., and Shangdong Huangming Solar Power Sales Co. accounted for 14%, 13%, 12%, 12%, 12% and 10%, respectively, of our total purchases in 2012. In 2011, with three major vendors, Shandong Huangming, Hier Hefei Ririshun Sales Co. and Shenzhen Tongfang Multimedia Technology Co., accounted for 45%, 10% and 9%, respectively, of our total purchases in 2011. If any of vendors ceased doing business with us, we would experience significant reductions in our sales and income.

We may not be able to effectively control and manage our growth, and a failure to do so could adversely affect our operations and financial condition.

We plan to increase the number of our company-owned stores.  We have tried and in the future may try to enter other businesses.  Increasing the number of our company stores and entering into new businesses will likely require significant capital.  Even if we are able to secure the funds necessary to implement our growth strategies (of which there can be no assurance), we will face management, resource and other challenges in expanding our current facilities, integrating acquired assets or businesses with our own, and managing expanding product offerings. Failure to effectively deal with increased demands on our resources could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies. Other challenges involved with expansion, acquisitions and operation include:

☐	unanticipated costs;

☐	the diversion of management’s attention for unanticipated business concerns;

☐	potential adverse effects on existing business relationships with suppliers and customers;

☐	obtaining sufficient working capital to support expansion;

☐	expanding our product offerings and maintaining the high quality of our products;

☐	maintaining adequate control of our expenses and accounting systems;

☐	successfully integrating any future acquisitions;

☐
anticipating and adapting to changing conditions in the electronics retail industry, whether from changes in government regulations, mergers and acquisitions involving our competitors, technological developments or other economic, competitive or market dynamics; and

☐	outsourcing the manufacture and production of our refrigerators to OEM manufacturers may not give us sufficient control over the quality of those products.

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

We currently do not have in house accounting personnel that have adequate knowledge of U.S. generally accepted accounting principles.  Instead, we rely on the expertise and knowledge of external financial advisors in US GAAP conversion who help us prepare and review the consolidated financial statements. Our lack of familiarity with Western practices generally and Section 404 specifically may unduly divert management’s time and resources, which could have a material adverse effect on our operating results. As a result of our lack of U.S. GAAP trained personnel and our lack of familiarity with U.S. GAAP, our internal control over financial reporting may be deficient. If material weaknesses in our internal controls over financial reporting are identified, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

We do not presently have a Chief Financial Officer with U.S. public company experience.

We do not presently have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely on the expertise and knowledge of external financial advisors in US GAAP conversion who help us prepare and review the consolidated financial statements. Thus no assurance can be given that there are no material errors or weaknesses existing with our financial reporting or internal controls. In addition, we do not believe we have sufficient documentation with our existing financial process, risk assessment and internal controls. The position of Chief Financial Officer of a U.S. publicly-listed company is critical to the operations of such a company, and our failure to fill this position in a timely and effective manner will negatively impact our business.

We closed a significant number of exclusive and non-exclusive stores, mainly during the fourth quarter of 2011 and first quarter of 2012, and we cannot assure you that we will be able to retain contracts with all or a substantial portion of our long-term stores or develop relationships with a significant number of stores in the future.

Our success depends in part upon retaining our contracts with exclusive and non-exclusive franchise stores. We face the risk of losing customers as a result of the expiration or termination of their contracts with us, or selection by our customers of other distributors and wholesalers of electronic consumer products of other brands. We generate a significant portion of our revenues from contracted exclusive and non-exclusive stores. Although we do not expect to terminate our contracts with a significant number of stores in 2012, we cannot assure you that we will be able to retain contracts with all or a substantial portion of our stores or develop relationships with a significant number of stores in the future.

We may not possess all the licenses required to operate our business, or may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which could have a material adverse effect on our results of operations.

We are required to hold a variety of permits, licenses and certificates to conduct our business in China and we may not possess all of the permits, licenses and certificates required for our business.  We entered into a Land Use Right Agreement with Pingqiao Industrial Park Committee, Lu An City, under which the People’s Government of Yu An District agreed to grant us land use rights covering 164,983 square meters (approximately 300 Chinese acres).  Although we have received a land use right certificate issued by People’s Government of Yu An District on April 16, 2012 with a term of 50 years for 38,449 square meters, including 19,200 square meters where our four warehouses are built, and obtained a construction permit issued by Housing and Urban-Rural Development Bureau of Yu An District, Lu An City on October 28, 2011, due to burdensome and repetitive approval procedures, we have not been granted land use rights for the rest of the land.  Pursuant to applicable PRC law, we are not permitted to operate our manufacturing facility without such certificate and as a result, there is a risk that the PRC government may declare our Land Use Right Agreement invalid.

We are currently negotiating with the local government to obtain a Land Use Right Certificate for rest of the land. Until we obtain the Land Use Right Certificate, the PRC government may evict our personnel from the premises and remove our manufacturing facilities that we built on the premises.  Such action would have a very significant and negative impact on our operations and business. Further, we are obligated to pay the Pingqiao Committee an additional $3.7 million when the People’s Government of Yu An District is ready to transfer to us the land use right certificate. We may not have sufficient cash to pay the remaining balance of the land’s purchase price  if we cannot generate sufficient cash from our operations in 2012.

In addition, there may be other circumstances under which the approvals, permits, licenses or certificates granted by the governmental agencies are subject to change without substantial advance notice, and it is possible that we could fail to obtain the approvals, permits, licenses or certificates that are required to expand our business as we intend.  If we fail to obtain or to maintain such permits, licenses or certificates, or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer.  As a result, our business, result of operations and financial condition could be materially and adversely affected.

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

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises’ Share Transfer, or Circular 698, released in December 2009 by China’s State Administration of Taxation, or the SAT, effective as of January 1, 2010.

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

On March 16, 2007, the National People’s Congress of China enacted a new tax law, or the New Tax Law, whereby both foreign investment enterprises, or FIEs, and domestic companies will be subject to a uniform income tax rate of 25%. On November 28 2007, the State Council of China promulgated the Implementation Rules of the New Tax Law, the “Implementation Rules”. Both the New Tax Law and the Implementation Rules became effective on January 1, 2008. Both the New Tax Law and the Implementation Rules provide that companies not entitled to tax exemption or relevant preferential tax treatment shall be subject to 17% value added tax. The Company recognizes its revenues net of value-added taxes (“VAT”).  The Company is subject to VAT which is levied at a fixed annual amount. Currently, the Company is charged at a fixed annual amount of approximately $1,200 to cover all types of taxes including income taxes and VATs. This is approved by the PRC tax department. In the future, if the relevant tax authorities determine that the Company is not eligible for preferential treatment of VAT, loss of such preferential treatment may materially and adversely affect our profits, business and financial performance.

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

There is currently a limited trading market on the OTCQB for our common stock, and there can be no assurance that more active limited trading market will develop or be sustained.

Certain of our existing stockholders will control the outcome of matters requiring stockholder approval, and their interests may not be aligned with the interests of our other stockholders.

Sherry Li is our majority stockholder of record, holding of record, 11,556,288 shares of our Common Stock, approximately 68.9 % of the outstanding shares of Common Stock as of December 31, 2012. As more particularly described in footnote (1) and (2) to the table contained in “Item 12. Security Ownership of Certain Beneficial Owners and Management,” Ms. Li has entered into a voting trust agreement with, and granted options to, our Chairman, Hailong Liu, to vote or purchase all 11,556,288 of ther shares held in her name. As a result, Mr. Liu has the ability to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as changes to our articles of incorporation and by-laws and a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those of our officers, directors and affiliates. Additionally, this significant concentration of share ownership may adversely affect the trading price for our Common Stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

The elimination of monetary liability of the Company’s directors and officers under Nevada law and the existence of indemnification rights of the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors and officers.

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

As of March 31, 2013, there were issued and outstanding (i) 16,775,113 shares of our Common Stock, and (ii) immediately exercisable warrants to purchase an aggregate of 2,903,528 shares of our Common Stock. We currently have obligations to register the resale of an aggregate of 2,623,178 shares of our Common Stock, including shares issuable upon exercise of warrants. Future sales of substantial amounts of our Common Stock in the trading market could adversely affect the market price of our Common Stock.

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
 Furthermore, if our subsidiary in China incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.  In addition, under current PRC law, we must retain a reserve equal to 10 percent of net income after taxes each year, with the total amount of the reserve not to exceed 50 percent of registered capital.  Accordingly, this reserve will not be available to be distributed as dividends to our shareholders.

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

Name	Area (Square Meters)	Location	Landlord	Lease Commencement Date	Term (years)	Rent per Year ($)
Guangcai Big Market Lease (Guangcai Big Market Store)	528 1,166	Foziling West Road, Lu’an City, Anhui Province	Haibo Liu	October 30, 2008 Renewed April 1, 2011	3 years 3 years	$3,315 $114,286
Haomen Garden Lease (Hao Men Store)		Hao Men Garden road, Lu’an city, Anhui province	Haibo Liu	June 2010 Renewed March 15, 2011	1 year 3 years subject to renewal	$10,794
Development Zone Warehouse Lease	1437.50	Development Zone, East of Jing Er Road, North of Foziling Road, Lu’An City, Anhui Province	Benjun Zhang Youbang Pharmaceuticals Co., Ltd.	April 1, 2010 Renewed April 1 2011	1 year 2 years	$3,221 $21,905
Wangpai Warehouse	808	Liu Fo Road, Lu’An City, Anhui province	Haibo Liu	Jan 2008 to December 2012	3 years	$1,026

Set forth below is a table containing certain information concerning the use right of land we acquired and the terms of the land use right agreement we entered into.

Land	Area (Chinese Acres)	Location	Owner	Term	Total Purchase Price	Payments for Land
Pingqiao Industrial Park (Commercial Use)	120	Pingqiao Road South, Yu An District	Pingqiao Management Committee	40 years	$ 19.35 million	$15.74 million
Guoying Agricultural and Forestry Land	5006 (barren mountain)	Yumin Village, Sun Gang County, Jin An District	Yumin Village Committee	30 years	RMB 1,200/ Chinese Acre	$961,000
	387 (barren mountain) 116(slope land)			20 years	RMB1,200/ Chinese Acre RMB1,600/ Chinese Acre	$189,000

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the symbol “CEHD.QB.”

The following table sets forth the high and low sales prices, without retail mark-up, mark-down or commission, of our Common Stock for the periods indicated, and may not represent actual transactions.

	High	Low
Fiscal Year 2011
First quarter	$4.95	$1.46
Second quarter	$2.75	$0.6
Third quarter	$1.32	$0.25
Fourth quarter	$0.51	$0.17

Fiscal Year 2012
First quarter	$0.07	$0.06
Second quarter	0.11	0.06
Third quarter	$0.12	$0.05
Fourth quarter	$0.06	$0.03

As of March 31, 2013, there were 16,775,113 shares of our Common Stock outstanding. Our shares of Common Stock are held by approximately 96 stockholders of record. The number of record holders was determined based on the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the audited consolidated financial statements of the Company for the fiscal years ended December 31, 2012 and 2011, and should be read in conjunction with such consolidated financial statements and related notes included in this annual report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this annual report.

Overview

China Electronics Holdings, Inc (the “Company”, “we”, “our”, “us”), formerly named Buyonate, Inc., was incorporated in the State of Nevada on July 9, 2007 to engage in developing user-friendly/child friendly interactive digital software for children. The Company was in the development stage through December 31, 2008. The year 2009was the first year the Company was considered an operating company, engaging in retail and wholesale distribution of consumer electronics and appliances in certain rural markets in the People’s Republic of China.

China Electronic Holdings, Inc. (“CEH Delaware”) was organized on November 15, 2007, as a Delaware corporation. Prior to February 10, 2010, CEH Delaware was a development stage company attempting to manufacture and sell carbon and graphite electrodes and planning to manufacture and sell electronic products in the People’s Republic of China through its own stores and franchise stores.

Lu’an Guoying Electronic Sales Co., Ltd., a PRC corporation, (“Guoying”) was established on January 4, 2002. Guoying sells electronic products in the PRC through its company-owned stores and to exclusive franchise stores and non-exclusive stores.

In August 2012, Guoying contributed $945,054 to the capital of Lu An Guoying Opto-Electronics Technology Co., Ltd. (“Opto-Electronics”) which is 99% owned by Guoying. Mr. Hailong Liu, the CFO and Chairman of Guoying, contributed $9,630 to the capital of and owns 1% of Opto-Electronics.

Pursuant to a Share Transfer Agreement entered into on December 26, 2008 (the “2008 Share Transfer Agreement”) between the shareholders of Guoying (the “Guoying Shareholders”) and CEH Delaware, CEH Delaware agreed to acquire 40% of the outstanding equity securities of Guoying (the “Guoying Shares”) from the Guoying Shareholders in consideration for RMB 400,000. Pursuant to a Share Transfer Agreement entered into on December 31, 2009 (the “2009 December Share Transfer Agreement”) between Guoying Shareholders and CEH Delaware, CEH Delaware agreed to acquire the remaining Guoying Shares from Guoying Shareholders in consideration for RMB 600,000. The amount of RMB400, 000 was paid in February 2010 by CEH Delaware. As a result of the transaction, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware.

On July 9, 2010 we consummated a Share Exchange Agreement with certain Selling Stockholders. Pursuant to the Share Exchange Agreement, 10 former stockholders of our subsidiary, CEH Delaware, transferred to us 100% of the outstanding shares of common stock and preferred stock of CEH Delaware and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902 newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock. CEH Delaware’s outstanding Series A warrants were exchanged on a one-for-one basis for Series A warrants of the Company to purchase an aggregate of 314,285 shares of Common Stock, with an exercise price of $2.19 per share. CEH Delaware’s outstanding Series B warrants were exchanged on a one-for-one basis for Series B warrants of the Company to purchase an aggregate of 314,285 shares of Common Stock, with an exercise price of $2.63 per share. CEH Delaware’s outstanding $1.00 warrants were exchanged on a one-for-one basis for Series E warrants of the Company to purchase an aggregate of 1,000,000 shares of Common Stock, with an exercise price of $0.25 per share. Subsequent to the consummation of the Share Exchange through a merger with a wholly owned subsidiary, Buyonate, Inc. changed its name to China Electronics Holdings, Inc. The merger and name change were approved by the Financial Industry Regulatory Authority (“FINRA”) and the Common Stock began trading under the symbol “CEHD.OB” on August 23, 2010.

Results of Operations

Wholesale and Retail of Consumer Electronics Appliances

We operated 2 company-owned stores as of December 31, 2012. We opened our headquarters company-owned store located in Guangcai Big Market in the second quarter of 2011.

As of December 31, 2012, we have exclusive franchise agreements with 306 exclusive franchise stores operated under the Guoying brand name (the “Exclusive Franchise Stores”). We entered into franchise agreements with 247, 61, 93 and 91 new exclusive franchise stores in 2009, 2010, 2011 and 2012, respectively. We terminated our exclusive franchise agreement with 47, 0, 233 and 131 exclusive franchise stores in 2009, 2010, 2011 and 2012, respectively. Both our Company-owned stores and our exclusive franchise stores only sell merchandise that we provide as their exclusive wholesaler, and such merchandise includes Guoying branded products as well as products from major wholesalers and manufacturers, such as Sony, Samsung and LG.

As of December 31, 2012, we have non-exclusive franchise agreements with 176 stores (the “Non-Exclusive Franchise Stores”) to which we provide Guoying branded merchandise on a non-exclusive wholesale basis. We entered into franchise agreements with 111, 557, 1 and 20 non-exclusive franchise stores in 2009, 2010, 2011 and 2012, respectively. We terminated our non-exclusive franchise agreements with 15, 18, 362 and 198 non-exclusive franchise stores in 2009, 2010, 2011 and 2012, respectively.

We currently target customers in county, township and villages (the third, fourth and fifth tiers of markets) in rural areas in Anhui Province of China. Our distribution and sales network currently covers twelve districts and counties in Anhui province, namely Shou County, Shu City, Jin An, Yu An, Huo Shan, Jinn Sai, Huo Qiu, Gu Shi, Ye Ji, Fei West, Fei East, and Huai Nan Districts.

In August 2011, our Board decided to terminate our exclusive and non-exclusive franchise agreements with a number of stores in order to strengthen and grow the Company’s business after concluding that the rapid growth of the number of stores serviced by the Company and aggressive business expansion had caused deficiencies in the Company’s internal controls and management. The following criteria was used to determine which stores (“Disqualified Exclusive Stores” and “Disqualified Non-Exclusive Stores”) to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing and resulting in lower profit margins; and (iii) stores located remotely Lu An City that result in higher transportation and logistics expenses to us. During the year ended December 31, 2011 and the year ended December 31, 2012, we closed 2 company-owned stores, terminated our contracts with 364 exclusive franchise stores, and terminated our contracts with 560 non-exclusive franchise stores.  We will continue to evaluate and decide if we need to terminate any more stores in 2013.

When we use the terms "open" or "opened" in referring to an exclusive or non exclusive franchise store, we mean that we had entered into a franchise agreement with such store and that it was in operation.  When we use the terms "close," "closed" or "terminated" in reference to an exclusive or non-exclusive franchise store we mean that we had terminated our agreement with such store.

Logistics and Transportations

We entered into a Land Investment Agreement for 300 Chinese acres (164,983 square meters) land with Pingqiao Industrial Park. We originally planned to build our LED manufacturing facility on the land.  We filed a proposal to obtain permission to enter into the LED manufacturing business with the Reform and Development Commission of Yu An District, Lu An City on May 13, 2011. We obtained a construction permit issued by the Housing and Urban-Rural Development Bureau of Yu An District, Lu An City on October 28, 2011 to build an LED manufacturing facility on the Pingqiao Land.  Due to a change in the Company’s business plans, we determined to build logistic centers on  38,449 square meters of the land.Our plan was  to construct four warehouses/logistics centers to provide distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on the Pingqiao land since October 2011. Each warehouse is 4,800 square meters. We currently stopped the construction of four logistics centers due to lack of sufficient capital.

The Company will continue focusing on becoming a significant retailer and wholesaler of consumer electronics and appliances to rural markets with a goal of having a national distribution network throughout China. The Company’s working capital will continue to be used to develop wholesale and retail business. The Company does not have sufficient capital to build an LED manufacturing and logistics centers at this time. Thus the Company will continue its electronics distribution business while it moves slowly on the development of its LED business and the construction of its logistics centers by seeking business opportunities, partners and financing.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Revenues

Our net revenue for the year ended December 31, 2012 was $58,082,897, a decrease of 44.3%, or $46,132,506, from $104,215,403 for the year ended December 31, 2011.

For the 2012 year, net revenue from exclusive franchise stores was $34,256,697, a decrease of 27.5%, or $12,965,105, from $47,221,802 for the year 2011. There were 306 exclusive franchise stores as of December 31, 2012, 40 or 12%, fewer than the 346 exclusive franchise stores as of December 31, 2011. The Company entered into franchise agreements with 91 exclusive stores and terminated its agreement with 131 exclusive stores in 2012.

For the 2012 year, net revenue from non-exclusive stores was $16,147,112, a decrease of 65.8%, or $31,025,160, from $47,172,272 for the year 2011. There were 176 non-exclusive stores as of December 31, 2012, 178 or 50% fewer than the 354 non-exclusive stores as of December 31, 2011. The Company entered into a non-exclusive franchise agreement with 20 non-exclusive stores and terminated its agreement with 198 non-exclusive stores in 2012.

For the 2012 year, net revenue from company owned stores was $7,679,088, a decrease of 21.8%, or $2,142,241, from $9,821,329 for the year, 2011. The decreased revenue from company-owned stores was mainly because the Company opened zero and closed zero store in the year ended December 31, 2012.

 Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the past two years as of December 31, 2012 and 2011 are as follows:

2011 Presentation	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$47,172,272	$47,221,802	$9,821,329	$104,215,403
Cost of Sales	$40,051,142	$40,356,299	$8,115,988	$88,523,429
Gross Profit	$7,121,130	$6,865,503	$1,705,341	$15,691,974

2012 Presentation	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$16,147,112	$34,256,697	$7,679,088	$58,082,897
Cost of Sales	$14,940,751	$31,656,380	$6,883,229	$53,480,360
Gross Profit	$1,206,361	$2,600,317	$795,859	$4,602,537

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2011 and that have been in continuous operation as of December 31, 2012 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2011 or 2012. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in 2011 and 2012, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	2012 Sales	2011 Sales	Difference	Change
Non-Exclusive Franchise Stores	$14,314,243	$14,914,465	$(600,222)	(4)%
Exclusive Franchise Stores	$23,970,376	$11,216,190	$12,754,186	114%
Company-Owned Stores	$580,099	$2,087,171	$(1,507,072)	(72)%
Total	$38,864,718	$28,217,826	$10,646,892	38%

The primary reason for the increase in Same Stores Sales was the increase in sales from exclusive stores (“Same Exclusive Franchise Stores”) offset by the decrease in sales from non-exclusive franchise stores (“Same Non-Exclusive Franchise Stores”) and decrease in sales from company-owned stores (“Same Company-Owned Stores”). The increase in our sales in Same Exclusive Franchise stores is a result of the company’s many efforts in assisting such stores to increase their sales of Company supplied products. For example, the Company increased promotion and marketing for its brands in media with broader coverage, providing more support to such stores. The decrease in our sales in Same Non-Exclusive Franchise Stores is because of the decreased per store sales for Same Non-Exclusive Franchise Stores due to the decreased solar-powered products sales.
The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Number of Same Stores	2012	2011
Non-Exclusive Franchise Stores	155	155
Exclusive Franchise Stores	161	161
Company-Owned Stores	1	1

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	2012 Sales	2011Sales	Difference	Change
Non-Exclusive Franchise Stores	$92,350	$96,222	$(3,872)	(4)%
Exclusive Franchise Stores	$148,884	$69,666	$79,218	114%
Company-Owned Stores	$580,099	$2,087,171	$(1,507,072)	(72)%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened or with which we entered into a franchise agreement in either 2012 or 2011 that are in existence under normal business operations as of December 31, 2012 and excluding stores that closed in 2012 or 2011 (“New Stores”). New Store Sales are defined as sales from the New Stores. 2011 New Store Sales refer to the sales from New Stores opened or with which we entered into a franchise agreement in 2011 and not closed in 2012. 2012 New Store Sales refer to the sales generated in 2012 from both New Stores opened or with which we entered into a franchise agreement in 2011 and 2012 that have not closed as of the end of 2012.

New Stores Sales operating in both 2011 and 2012, and the increase experiences at a percentage are as follows:

New Store Sales	2012 Sales	2011 Sales	Difference	Change
Non-Exclusive Franchise Stores	$1,832,869	$114,215	$1,718,654	1,505%
Exclusive Franchise Stores	$8,019,846	$12,292,162	$(4,272,316)	(35)%
Company-Owned Stores	$7,098,989	$5,386,411	$1,712,578	32%
Total	$16,951,704	$17,792,788	$(841,084)	(5)%

The primary reason for the decrease in New Stores Sales was the decrease of sales from new exclusive franchise stores (the “New Exclusive Franchise Stores”), offset by the increase in sales from new Exclusive franchise stores (the “New Exclusive Franchise Stores) and increase in sales from company-owned stores (the “New Company-Owned Stores”). The increase of sales from New Non-Exclusive Stores is due to the fact that the Company entered into franchise agreements with 1 New Non-Exclusive Stores in 2011 and 20 in 2012. The decrease of sales from exclusive stores is because of the decreased per stores sales for new exclusive stores due to less successful marketing to new stores in 2012 compared to 2011. The increase in sales for the New Company Owned Stores is due to increased marketing and promotion in 2012 compared to 2011.. Further, the Company closed 0 Company-Owned Stores, 131 Exclusive Franchise Stores and 198 Non-Exclusive Franchise Stores, in 2012.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

Number of New Stores	2012	2011
Non-Exclusive Franchise Stores	21	1
Exclusive Franchise Stores	147	56
Company-Owned Stores	1	1

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	2012 Sales	2011 Sales	Difference	Change
Non-Exclusive Franchise Stores	$87,279	$114,215	$(26,936)	(24)%
Exclusive Franchise Stores	$54,557	$219,503	$(164,946)	(75)%
Company-Owned Stores	$7,098,990	$5,386,411	$1,712,579	32%

Sales and Average Per Store Sales of Closed Stores

Closed Stores are defined as stores that were closed or with which the Company terminated its agreement in either 2012 or 2011 (the “Closed Stores”). Closed Store Sales are defined as sales from the Closed Stores. 2011 Closed Store Sales refer to sales generated in 2011 from stores whose franchise agreements were terminated or which closed in 2011 or 2012. 2012 Closed Store Sales refer to sales generated in 2012 from stores whose franchise agreements were terminated or which closed in 2012.

Closed Store Sales in 2011 and 2012, and the change experienced as a percentage are as follows:

Closed Store Sales	2012 Sales	2011 Sales	Difference	Change
Non-Exclusive Franchise Stores	$-	$32,143,592	$(32,143,592)	(100)%
Exclusive Franchise Stores	$2,266,475	$23,713,451	$(21,446,976)	(90)%
Company-Owned Stores	$-	$2,347,746	$(2,347,746)	(100)%
Total	$2,266,475	$58,204,789	$(55,938,314)	(96)%

The decrease in Closed Store Sales results from the fact that Stores whose franchise agreements were terminated or which closed in 2011generated no sales for the Company in 2012. The Company resolved to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) stores that sold brands of merchandise not supplied by us. The Company closed two Company-owned stores to concentrate its resources in managing Company-owned stores.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Number of Closed Stores	2012	2011
Non-Exclusive Franchise Stores	198	560
Exclusive Franchise Stores	131	364
Company-Owned Stores	-	2

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	2012 Sales	2011Sales	Difference	Change
Non-Exclusive Franchise Stores	$-	$57,399	$(57,399)	(100)%
Exclusive Franchise Stores	$17,301	$65,147	$(47,846)	(73)%
Company-Owned Stores	$-	$1,173,873	$(1,173,873)	(100)%

Other information

The following is a summary of revenue by product line for the years ended December 31, 2012 and 2011:

	2012 Sales	2011 Sales
Solar Power Products	$8,010,810	$52,819,154
Air Conditioner	$21,816,999	$9,885,963
Refrigerator	$7,412,664	$12,942,196
TV	$17,044,581	$24,613,695
DVD	$-	$58,207
Washer	$2,911,735	$2,981,337
Others	$886,109	$914,851
Total	$58,082,898	$104,215,403

The increased revenue from new product lines carried in 2012 was $14,984,747, of this amount our exclusive franchise stores, non-exclusive stores and company-owned stores increased revenue from new product lines by $8,278,487, $4,166,286 and $2,539,974, respectively. New products lines carried in the year ended December 31, 2012 but not in the same period last year includes Oulin appliances, Gree Air Conditioner, Skyworth TV and Meiling Washer.

The increased revenue in 2012 from new exclusive franchise stores whose franchise agreements were executed or which opened in 2012 was $8,018,846. The increased revenue in 2012 from new non-exclusive stores whose franchise agreements were executed or which opened in 2012 was $1,832,869. The increased revenue from new company-owned stores opened in 2012 was $0 for the year ended December 31, 2012.

The increase in sales of air conditioners is due to increased sales of Zhigao air conditioner (approximately $5.2 million), AUX Air Conditioner (approximately $5.3 million) and Gree Air Conditioner (approximately $7.3 million)  offset by the decrease in sales of Haier Tongshuai Air Conditioner(approximately $3.2 million) in 2012 as compared to 2011.T Our sales of solar power products decreased in 2012 because of increased market competition and decreased market demands for solar power products.

Solar-powered products sales decreased by $44,808,344, or 84.8%, from $52,819,154, in 2011 to $8,101,810 in 2012. The decrease is mainly due to decreased solar-powered products sales of Huayang Brand. The decrease is due to increased market competition of solar-powered products and Huayang’s failure to increase its sales in the market.

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2012 was $53,480,360, a decrease of $35,043,069, or 39.6%, compared to $88,523,429 for the year ended December 31, 2011. The decrease was mainly due to the decrease in sales.

	2012	2011

Cost of goods sold from non-exclusive stores	$14,940,751	$40,051,142
Cost of goods sold from exclusive franchise stores	31,656,380	40,356,299
Cost of goods sold from company-owned stores	6,883,229	8,115,988
Cost of goods sold	$53,480,360	$88,523,429

For the year 2012, cost of goods sold from non-exclusive stores was $14,940,751, a decrease of 62.7%, or $25,110,391, from $40,051,142for the year 2011. The decrease was in line with the decrease in revenue.

For the year 2012, cost of goods sold from company-owned stores was $6,883,229, a decrease of 15.2%, or $1,232,759, from $8,115,988 for the year 2011. The decrease was in line with the decrease in sales from company-owned stores.

For the year 2012, cost of goods sold from exclusive franchise stores was $31,656,380, a decrease of 21.6%, or $8,699,919, from $40,356,299 for the year 2011. The decrease was in line with the decrease in revenue.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	2012 Sales Cost	2011 Sales Cost	Difference	Change
Non-Exclusive Franchise Stores	$13,249,508	$12,219,504	$1,030,004	8%
Exclusive Franchise Stores	$22,192,512	$9,607,049	$12,585,463	131%
Company-Owned Stores	$530,596	$1,707,811	$(1,177,215)	(69)%
Total	$35,972,616	$23,534,364	$12,438,252	53%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	2012 Sales Cost	2011 Sales Cost	Difference	Change
Non-Exclusive Franchise Stores	$85,481	$78,836	$6,645	8%
Exclusive Franchise Stores	$137,842	$59,671	$78,171	131%
Company-Owned Stores	$530,596	$1,707,811	$(1,177,215)	(69)%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	2012 Sales Cost	2011 Sales Cost	Difference	Change
Non-Exclusive Franchise Stores	$1,691,243	$96,584	$1,594,659	1,651%
Exclusive Franchise Stores	$7,358,519	$10,694,942	$(3,336,423)	(31)%
Company-Owned Stores	$6,352,633	$4,462,562	$1,890,071	42%
Total	$15,402,395	$15,254,088	$148,307	1%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	2012 Sales Cost	2011 Sales Cost	Difference	Change
Non-Exclusive Franchise Stores	$80,535	$96,584	$(16,049)	(17)%
Exclusive Franchise Stores	$50,058	$190,981	$(140,923)	(74)%
Company-Owned Stores	$6,352,633	$4,462,562	$1,890,071	42%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	2012 Sales Cost	2011 Sales Cost	Difference	Change
Non-Exclusive Franchise Stores	$-	$27,735,054	$(27,735,054)	(100)%
Exclusive Franchise Stores	$2,105,349	$20,054,308	$(17,948,959)	(90)%
Company-Owned Stores	$-	$1,945,615	$(1,945,615)	(100)%
Total	$2,105,349	$49,734,977	$(47,629,628)	(96)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	2012 Sales Cost	2011 Sales Cost	Difference	Change
Non-Exclusive Franchise Stores	$-	$49,527	$(49,527)	(100)%
Exclusive Franchise Stores	$16,071	$55,094	$(39,023)	(71)%
Company-Owned Stores	$-	$972,807	$(972,807)	(100)%

Other information

The increased cost of goods sold resulting from new product lines carried in 2012 was $13,725,646 For the year  2012, the increased cost of goods sold from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was $7,603,835, $3,838,939 and $2,282,871, respectively.

The increased cost of goods sold resulting from new exclusive franchise stores opened in 2012 was $7,358,519. The increased cost of goods sold resulting from new non-exclusive stores opened in 2011 was $1,691,244. The increased cost of goods sold resulting from new company-owned stores opened in 2012 was $0.

Gross Profit

Gross profit for the year 2012 was $4,602,537, a decrease of $11,089,437, or approximately 70.7%, compared to $15,691,974 for the year 2011.

For the year 2012, gross profit for non-exclusive stores was $1,206,361, a decrease of 83.1%, or $5,914,769, from $7,121,131for the year 2011. The decrease was mainly due to the decreased sales from non-exclusive stores.

For the year 2012, gross profit for exclusive franchise stores was $2,600,317, a decrease of 62.1%, or $4,265,186, from $6,865,502 for the year ended December 31, 2011. The decrease was mainly due to the decreased sales from exclusive franchise stores.

For the year 2012, gross profit for company-owned stores was $795,859, a decrease of 53.3%, or $909,482, from $1,705,341 for the year 2011. The decrease was mainly due to decreased sales

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	2012 Gross Profit	2011 Gross Profit	Difference	Change
Non-Exclusive Franchise Stores	$1,064,736	$2,694,961	$(1,630,225)	(60)%
Exclusive Franchise Stores	$1,777,863	$1,609,140	$168,723	10%
Company-Owned Stores	$49,503	$379,361	$(329,857)	(87)%
Total	$2,892,102	$4,683,462	$(1,791,360)	(38)%

The average gross profit per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	2012 Gross Profit	2011 Gross Profit	Difference	Change
Non-Exclusive Franchise Stores	$6,869	$17,387	$(10,518)	(60)%
Exclusive Franchise Stores	$11,043	$9,995	$1,048	10%
Company-Owned Stores	$49,503	$379,361	$(329,857)	(87)%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	2012 Gross Profit	2011 Gross Profit	Difference	Change
Non-Exclusive Franchise Stores	$141,625	$17,632	$123,993	703%
Exclusive Franchise Stores	$661,328	$1,597,219	$(935,891)	(59)%
Company-Owned Stores	$746,357	$923,849	$(177,492)	(19)%
Total	$1,549,310	$2,538,700	$(989,390)	(39)%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	2012 Gross Profit	2011 Gross Profit	Difference	Change
Non-Exclusive Franchise Stores	$6,744	$17,631	$(10,887)	(62)%
Exclusive Franchise Stores	$4,499	$28,522	$(24,023)	(84)%
Company-Owned Stores	$746,357	$923,849	$(177,492)	(19)%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	2012 Gross Profit	2011 Gross Profit	Difference	Change
Non-Exclusive Franchise Stores	$-	$4,408,538	$(4,408,538)	(100)%
Exclusive Franchise Stores	$161,126	$3,659,143	$(3,498,017)	(96)%
Company-Owned Stores	$-	$402,131	$(402,131)	(100)%
Total	$161,126	$8,469,812	$(8,308,686)	(98)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	2012 Gross Profit	2011 Gross Profit	Difference	Change
Non-Exclusive Franchise Stores	$-	$7,872	$(7,872)	(100)%
Exclusive Franchise Stores	$1,230	$10,053	$(8,823)	(-88)%
Company-Owned Stores	$-	$201,066	$(201,066)	(100)%

Other information

The increased gross profit from new product lines carried in 2012 was $1,259,102. For the year 2012, the increased gross profit from new product lines carried by exclusive franchise stores, non-exclusive stores and company-owned stores was$674,652, $327,347 and $257,103, respectively.

 The increased gross profit for 2012 from products sold by new exclusive franchise stores opened or with which we entered into agreements in 2012 was $661,327. The increased gross profit for 2012 from products sold by new non-exclusive stores opened or with which we entered into an agreement in 2012 was $141,625. The increased gross profit for 2012 from products sold by new company-owned stores opened in 2012 was $0.

Gross Profit Rate

Gross profit rate for 2012 was 7.92%, a decrease of approximately 47.4%, compared to 15.06% for the year 2011 due to less market demand and strong industry competition.

For the year 2012, gross profit rate for exclusive franchise stores was 7.59%, a decrease of 47.8% compared to 14.54% for the year 2011. The decrease in gross profit rates was mainly due to the fact that in 2012, we sold more products with higher cost and lower markups compared to 2011. The Company continues to improve managing its sales network as well as products offered, which continuously requires us to review pricing on existing products and existing sales channels. We expect that our pricing strategies will continue to evolve to market conditions and expect improvements to have a marginalizing effect on the noted increase in gross profit rates at exclusive franchise stores as changes in product offerings mature along with their related pricing strategies.

For the year ended December 31, 2012, gross profit rate for non-exclusive stores was 7.47%, a decrease of 50.5%, compared to 15.10% for the year ended December 31, 2011. The decrease in gross profit rates was mainly due to the fact that in 2012, we sold more products with higher cost and lower markups compared to 2011.

For the year ended December 31, 2012, gross profit rate for company-owned stores was 10.36%, a decrease of 40.3%, compared to 17.36% for the year ended December 31, 2011. The decrease was due to the fact that in 2012, we sold more products with higher cost and lower markups compared to 2011.

Gross profit rate in 2012 from new product lines carried in 2012 was 8.4%. Gross profit rate in 2012 from new product lines carried in 2012 sold by exclusive franchise stores was 8.1%. Gross profit rate in 20121 from new product lines carried in 2012 sold by non-exclusive stores was approximately 7.9%. Gross profit rate in 2012 from new product lines carried in 2012 sold by company-owned stores was 10.1%.

Gross profit rate in 2012 from new stores opened in 2012 was 8.1%. Gross profit rate in 2012 from new exclusive franchise stores opened in 2012 was 8.2%. Gross profit rate in 2012from new non-exclusive stores opened in 2012 was 7.7% for the year ended December 31, 2012. Gross profit rate from new company-owned stores opened in 2012 was 0.0%.

Operating Expenses

Operating expenses for the year ended December 31, 2012 were $6,524,216, an increase of $6,978,126, or 1,537.3%, from $(453,910) for the year ended December 31, 2011.

Selling expenses for the year ended December 31, 2012 were $2,086,788, a decrease of $1,539,094, or 42.4%, from $3,625,882 for the year ended December 31, 2011. The decrease of selling expenses relates primarily to decreased sales commission and decreased advertising expenses due to decreased sales. The Company did not use TV commercial for the year ended December 31, 2012 and lowered the advertising expenses.

General and administrative expenses for the year ended December 31, 2012 were $2,969,909, an increase of $446,701, or 17.7%, from $2,523,208 for the year ended December 31, 20101. The increase is due to increased amortization expense, audit fees and attorneys’ fees.

Bad debt allowance expense- for other receivable were $2,214,245 and $0 for the year ended December 31, 2012 and 2011, respectively.

Bad debt allowance expense for due from a related party were $1,109,500 and $0 for the year ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012 and 2011, recovery of debt expenses of $1,856,226 and $6,603,000 were recorded as a reduction of operating expenses. During the year ended December 31, 2011, we received $6,603,000 from the collection of a past due receivable from Pengpai that was written off in 2009 as we determined that the receivable was not collectible at that time.

Net Operating Income (Loss)

Our net operating income for the year ended December 31, 2012 was $(1,921,679), a decrease of $18,067,563, or 111.9%, from $16,145,884 for the same period in 2011. The decrease was mainly due to decreased sales and gross profit and increased operating expenses.

Other Income (Expense)

Our net other expense for the year ended December 31, 2012 was $820,626, an increase of $834,885, or 5,855.1%, from $(14,259) for the same period in 2011. The increase of other income was mainly due to increase in other income of $917,358 of gain from disposal of intangible and biological asset and offset by $203,865 paid to closed stores as compensation during the year ended December 31, 2012. The compensation serves the purpose to compensate the potential loss of future sales of those 2011 closed stores. As a result of terminating our franchise contracts with those 2011 closed stores that have affected their future sales and revenue after our termination, the Company agreed to pay to the 2011 closed stores a compensation for losses for previous investment by those stores and losing potential future sales. The compensation was given to stores that we closed in 2011 and therefore did not have transactions with the Company and we generated no revenue or incurred no operating expenses from those stores during the year ended December 31, 2012, thus the Company included the compensation in other expenses to clearly present the nature of the compensation.

Net Income (Loss)

Our net income for the year ended December 31, 2012 was $(1,101,341), a decrease of $17,231,711, or 106.8%, from $16,130,370 for the same period in 2011. The decrease was mainly due to the decrease in sales, increased operating expenses, and decreased net other income for the reason set forth above.

Income Taxes Expense

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment out of a reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013 subject to Guoying's option to pay more in taxes should it elect to do so. Therefore, currently, Guoying is charged at a fixed annual reduced tax rate no less than RMB7, 500 per year that changes every year to cover all types of taxes including income taxes. The income tax expenses for the years ended December 31, 2012 and 2011 are $288 and $1,255, respectively. There were no significant book and tax basis differences.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2012 or during the year ended December 31, 2011 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $9,465, decreased from $171,838 as of December 31, 2011. We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	December 31, 2012	December 31, 2011
Net cash provided by operating activities	$147,765	$1,353,575
Net cash used in investing activities	(2,228,109)	(5,388,620)
Net cash provided by financing activities	1,904,771	2,902,172
Effect of rate changes on cash	13,200	78,610
Decrease in cash and cash equivalents	(162,373)	(1,054,263)
Cash and cash equivalents, beginning of period	171,838	1,226,101
Cash and cash equivalents, end of period	$9,465	$171,838

Net cash provided by operating activities was $147,765 for the year ended December 31, 2012, compared to net cash provided by operating activities was $1,353,575 for the year ended December 31, 2011, a decrease of $1,205,810. The decrease of net cash provided by operating activities was primarily due to decreased net income, increased other receivable, decreased other payable, offset by decrease in accounts receivable, decrease in advances made to suppliers, increase in customer deposit, increase in accounts payable and accrued expenses in 2012 compared to 2011.

The Company received a land use right certificate issued by People’s Government of Yu An District on April 16, 2012 with a validation term of 50 years until 2062 for 38,449 square meters, including 19,200 square meters where the four warehouses are built on. We are obligated to pay to Pingqiao Committee approximately $3.7 million when People’s Government of Yu An District is ready to issue us the land use right certificate for the rest of land. Due to burdensome and repetitive approval procedures, we have not been granted land use right certificate for the rest of land.  We are currently negotiating with the local government to obtain a Land Use Right Certificate for rest of the land but we are not certain when such land use right certificate will be granted to us. If we cannot generate sufficient cash from our operations to pay for the remaining balance of land purchase price in an immediate short term of time when Yu An District Government completes its approval procedures to issue us the land use right certificate for rest of the land, the PRC government may evict our personnel from the premises and remove our manufacturing facilities that we built on the premises.  Such action would have a very significant and negative impact on our operations and business.

Growth Strategies

We funded our growth strategy from our working capital and below are a summary of approximately how much we have spent in year 2012 to achieve our growth strategies:

Growth Strategies	Estimate in2012	Timing

Develop new company-owned stores in Anhui Province	$391,538	2012

Develop new exclusive franchise stores in Anhui, Hunan and Hubei Provinces	$355,123	2012

Develop new non-exclusive stores in Anhui, Hunan and Hubei Provinces	$3,738	2012

Constructions for logistics centers	$4,615,384	2012

We purchased 300 Chinese acres land with Pingqiao Industrial Park. The land was originally to be used to build our LED manufactures and due to change of our business plan, portion of which was used to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. The Company currently stops construction of four logistic centers.

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

Investing Activities

Net cash used in investing activities was $2,228,109 for the year ended December 31, 2012, compared $5,388,620 used in investing activities for the year ended December 31, 2011, a decrease of $3,160,511, or 58.7%. The decrease of net cash used in investing activities was primarily due to less investment in construction in progress in the year ended December 31, 2012 compared to the same period 2011.

Financing Activities

Net cash provided by financing activities was $1,904,771 for the year ended December 31, 2012, compared to $2,902,172 for the year ended December 31, 2011. The decrease was mainly due to decreased related party payable offset by increased proceeds from short term loan in the year ended December 31, 2012 compared to the same period 2011.

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

Contractual Obligations

Our significant contractual obligations as of March 29, 2013 are as follows:

The Company incurred rent expenses of $160,349 and $143,743 for the year ended December 31, 2012 and 2011 respectively.

The lease expenses for the next five years are estimated to be as follows:

2013	$136,632
2014	41,083
2015	12,553
2016	12,553
2017	8,369
Thereafter	-
Total	$211,191

Obligations for Land Use Rights

The Company entered into a Land Investment on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 300 Chinese acres to be issued by local peoples government. At first we decided to use the land to build our LED manufacturing facility. Then due to the shrink of LED market and demand we decide to use the land to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. We currently do not have sufficient capital to continue the construction at this time and the Company will continue its electronics distribution business while it moves slowly on the development of construction of logistic center by seeking business partners and financing. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receive the land use right certificate issued by relevant PRC government pursuant to the Land Investment. The Company received a land use right certificate issued by peoples government of Yu An District on April 16, 2012 with a validation term of 50 years until 2062 for 38,449 square meters where the four warehouses are built on. The Company believes that if the land use right certificate is not granted to the Company by the local government, the Company will get a refund of the retainer from Pingqiao Committee pursuant to its contractual rights as set forth in Section 8 of Investment Agreement between Ping Bridge Industrial Park and Lu’an Guoying Electronics Sales Co.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This ASU is effective for the Company in the first quarter of fiscal 2014. We do not expect the adoption will have a significant impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which amends how companies test for impairment of indefinite-lived intangible assets. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment test. The ASU is effective for the Company in the first quarter of fiscal 2014. We do not expect the adoption will have a significant impact on our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of China Electronics Holdings, Inc. required by this item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As of December 31, 2012, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

As of December 31, 2012, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting described in “ Internal Control—Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Based on this assessment, management determined that as of December 31, 2012, the Company’s internal controls over financial reporting were not effective.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in US GAAP reporting. Instead, the Company relies on the expertise and knowledge of external financial advisors in US GAAP conversion who helped prepare and review the consolidated financial statements. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There also are certain deficiencies in the design or operation of the Company’s internal control over financial reporting that may be considered to be “material weaknesses.”

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

Except as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the last quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position

Hailong Liu	41	Chairman, President, CEO and CFO

Haibo Liu	38	Director and Vice President

Hailong Liu became our Chairman, President, CEO and CFO on July 15, 2010. Mr. Liu has been the CEO of Lu’an Guoying Electronic Sales Co., Ltd. since May 2007. From 2004 to 2007, Mr. Liu was the general manager of Guoying (Formerly named as Lu’an Dongshen Electronic Sales Co., Ltd.). From 2001 to 2003, Mr. Liu was the general manager of Lu’an Xianglong Electronic Sales Co., Ltd. From 1997 to 2001, Mr. Liu was the associate manager of Operation Department of Lu’an Xianglong Electronic Sales. From 1994 to 1996, Mr.Liu was the manager of Nanjing Branch of Shanghai Kaili Company. From 1990 to 1994, Mr. Liu was the manager of Shenzhen Branch of Shanghai Kaili Company.  Mr. Liu got his Executive MBA Degree on Marketing and Sales from Beijing University in 2005.  He is currently studying for his Ph.D. degree in economics at Tsinghua University in China. We believe his knowledge of our company and years of experience in our industry give him the ability to guide our company as a director and executive officer.

Haibo Liu became our Director and Vice President on July 15, 2010. Mr.Liu has been the general manager of sales of Lu’an Guoying Electronic Sales Co., Ltd. since September 2007. From January 2004 to September 2007, Mr. Liu was the shareholder and general manager of Guoying. From 2000 to 2003, Mr. Liu was the general manager of Lu’an Shengtang Sales Co., Ltd. From 1992 to 1999, Mr. Liu established Lu’an Haifeng Sales Operation Department.  Haibo Liu and Hailong Liu are brothers. Mr. Liu has been enrolled as a part-time student in Shenzhen Jucheng Business School since October 2007, majoring in marketing and sales. We believe we can benefit from his intimate knowledge of the business and operations of Guoying and his leadership skills.

Family Relationships

Hailong Liu and Haibo Liu are brothers.
The legal representative of CEH is Chuan Fa Liu, who is Hailong Liu,’s Father.

Board Committees

We currently do not have standing audit, nominating or compensation committees.  Currently, our entire board of directors is responsible for the functions that would otherwise be handled by these committees.  We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors.  The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

Our board of directors has not made a determination as to whether any member of our board of directors is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Director Compensation

The Company did not have any non-executive directors during 2012. The Company does not pay any compensation to its non-officer directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

Our current executive officers do not receive any compensation for serving as executive officers of China Electronics; however, they are compensated by and through Guoying.  The following table sets forth information concerning cash and non-cash compensation paid by Guoying to our Hailong Liu, our chief executive officer, for services rendered in all capacities, during the periods indicated.  None of our executive officers received compensation in excess of $100,000 for either of those two years.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hailong Liu,	2012	$48,530							$48,530
Chairman, President, CEO and CFO	2011	$48,530	—	—	—	—	—	—	$48,530

 Equity Compensation Plans

The Company does not have any equity compensation plans.

Employment Agreements

We have not entered into employment agreements with any of our officers or other key employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Common Stock as of March 31, 2013 (i) by each person who is known by us to beneficially own more than 5% of our Common Stock; (ii) by each of the officers and directors of the Company and (iii) by all of officers and directors of the Company as a group. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC” or the “Commission”) and generally includes voting or investment power with respect to securities. The percent of class has also been determined in accordance with rules of the Commission. For purposes of computing such percentage, as of March 31, 2013, there were 16,775,113 shares of our Common Stock outstanding. Unless otherwise provided, the address of each person is G-8, Guangcai Big Market, Foziling West Road, Lu’An City, Anhui Province, 237001.

Name of Beneficial Owner	Positions with the Company	Amount and Nature of Beneficial Ownership		Percent of Class
Directors and Officers :
Hailong Liu (1)(2)(3)	Chairman, CEO, President and CFO	11,556,288		68.9%
Haibo Liu	Director and Vice President	0		--
All officers and directors as a group (2 persons named above)		11,556,288		68.9%
Owners of More than 5% of Shares:
Professional Capital Partners, Ltd. 1400 Old Country Road Suite 206, Westbury NY 11590		1,463,750	(4)	8.7%
__
(1)   Hailong Liu is the Voting Trustee under a Voting Trust Agreement dated as of July 9, 2010 between Sherry Li and Hailong Liu pursuant to which Hailong has the right to vote an aggregate of 11,556,288 shares of Common Stock which were issued to Sherry Li.

(2)   Ms. Sherry Li is the nominee shareholder on behalf of Mr. Hailong Liu. Pursuant to that certain Call Option Agreement between Ms. Sherry Li and Hailong Liu, Hailong Liu has been granted an option to purchase from Ms. Li for $0.0001 per share, up to 11,556,288 shares of our Common Stock held by Ms. Li. As of March 31, 2013,
11,556,288 Option Shares have been assigned to Mr. Liu from Sherry Li.

(3)  Under a Stock Option Agreement dated as of July 9, 2010, Hailong Liu has granted to American Capital Partners, LLC an option to purchase an aggregate of 757,576 shares of Common Stock at an exercise price of $2.64 per share. The option becomes exercisable in two installments of 378,788 shares each, the first installment of which is exercisable from October 9, 2010 to April 8, 2011 and the second installment of which is exercisable from April 9, 2011 to October 8, 2011.  To date, no options have been exercised under the Stock Option Agreement.

(4)  Includes 1,000,000 shares issuable upon exercise of currently exercisable warrants.

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

We entered into a loan agreement with the CEO in amount of $838,865 for operating advances and the loan is with 10% interest rate, collateralized with the CEO's personal property, and from August 28, 2012 to May 27, 2013.

We entered into a lease agreement with Yumin Village Committee in January 2011 to rent 387 Chinese acres of land at RMB 1,200 per Chinese acre and 116 Chinese acres of slope land at RMB 1,600 per Chinese acre. The 387 acrs and 116 acres are located in Yumin Village, Sun Gang County, Jin An District.  We intend to grow mainly oil-tea camellia plants on the property. The term of the lease is 20 years. We have advanced approximately $189, 000 for leasing the land as of January 2011. We have purchased saplings and young plants and employed local farmers to grow the plants. It generally takes seven to eight years to grow oil-tea camellia plants and we do not expect a return on our investment for 7-8 years. On December 9, 2012, the Company sold the plants on the leased land to Lu’an Senyuan Ecological Park Ltd. (“Senyuan”), a company controlled and owned by the father and ex-wife of the CEO of Guoying, for approximately $32,100, due by October 2013 and transferred the future land use right to Senyuan . The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection.

We entered into another lease agreement with Yumin Village Committee in August 2011 to rent 5,006 Chinese acres land located in Yumin Villageon which we also intend to grow oil-tea camellia plants. The term of the lease is 30 years and the rent is RMB 1,200 per Chinese acre. We have advanced approximately $961,000 as of December 2011. On December 9, 2012,  the Company transferred the lease right and the plants on the leased land to Senyuan for approximately $1,123,500 , due by October 2013. The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2012 and 2011 by its independent registered public accounting firm, Kabani & Company, Inc.

	Fiscal Year Ended December 31,
	2012		2011
Audit Fees (1)		$110,000	$110,000
Audit-Related Fees		—	13,000
Total Audit and Audit-Related Fees	$		$123,000
Tax Fees		—	—
All Other Fees		—	—
Total		$110,000	$123,000
___________
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

We have audited the accompanying balance sheets of China Electronics Holdings, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related statements of income, stockholders' equity, and cash flows for the two years period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Electronics Holdings, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the two years period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California
April 16, 2013

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	DECEMBER 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$9,465	$171,838
Trade accounts receivable, net of allowance for doubtful accounts of $362,016 and $2,198,376, respectively	2,331,713	9,431,556
Other receivable, net	593,850	4,753,480
Related party receivable, net	642,000	-
Advances	17,532,739	6,722,052
Inventories, net	956,779	1,804,870
Total current assets	22,066,546	22,883,796

Noncurrent assets
Property, plant and equipment, net	342,705	531,107
Construction in progress	8,196,005	5,704,347
Advances - Long term	13,954,191	13,464,311
Intangible assets	15,381,250	15,711,584
Total noncurrent assets	37,874,151	35,411,349

Total assets	$59,940,697	$58,295,145

Liabilities and Stockholders' Equity
Current liabilities :
Accounts payable and accrued expenses	$224,884	$237,482
Short term bank loans	1,605,000	-
Other payable	3,512,045	4,806,278
Customer deposit	430,833	-
Tax Payable	103	-
Total current liabilities	5,772,865	5,043,760

Total liabilities	5,772,865	5,043,760

Equity
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2012 and December 31, 2011	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares and 16,775,113 issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	1,678	1,678
Additional paid in capital	15,341,710	15,341,710
Retained earnings	29,609,970	30,602,014
Statutary reserve	3,849,684	3,958,981
Accumulated other comprehensive income	5,355,160	3,347,001
Total stockholders' equity	54,158,202	53,251,385

Non controlling interest	9,630	-
Total equity	54,167,832	53,251,385
Total liabilities and stockholders' equity	$59,940,697	$58,295,145

The accompanying notes are an integral part of this consolidated financial statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011

Net revenue from exclusive franchise stores	$34,256,697	$47,221,802
Net revenue from non-exclusive franchise stores	16,147,112	47,172,272
Net revenue from company owned stores	7,679,088	9,821,329
Net Revenue	58,082,897	104,215,403

Cost of goods sold from exclusive franchise stores	31,656,380	40,356,299
Cost of goods sold from non-exclusive franchise stores	14,940,751	40,051,142
Cost of goods sold from company owned stores	6,883,229	8,115,988
Cost of goods sold	53,480,360	88,523,429

Gross profit	4,602,537	15,691,974

Operating expenses:
Selling expense	2,086,788	3,625,882
General and administrative expenses	2,969,909	2,523,208
Bad debt allowance expense for other receivable	2,214,245
Bad debt allowance expense for other receivable	1,109,500
Bad debt recovery for accounts receivable	(1,856,226)	(6,603,000)
Total Operating Expenses	6,524,216	(453,910)

Net operating (loss) income	(1,921,679)	16,145,884

Other income (expense):
Financial expense	107,132	(12,122)
Other expense	(203,865)	(2,137)
Other income	917,359	-
Total other income (expense)	820,626	(14,259)

Net (loss) income before provisions for income taxes	(1,101,054)	16,131,625

Provision for income taxes	288	1,255

Net (loss) income	(1,101,341)	16,130,370

Foreign currency translation adjustment	2,008,159	1,581,337

Comprehensive income	$906,817	$17,711,707

Earnings (loss) per share - basic	$(0.07)	$0.96

Earnings (loss) per share - diluted	$(0.07)	$0.92

Basic weighted average shares outstanding	16,775,113	16,775,113

Diluted weighted average shares outstanding	16,775,113	17,589,677

The accompanying notes are an integral part of this consolidated financial statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

						Retained Earnings			Total
	Preferred Stock		Common Stock		Additional Paid		Statutory	Accumulated Other Comprehensive	Stockholders' equity (deficit)
	Number	Amount	Number	Amount	In Capital	Unrestricted	Reserve	Income	Equity (deficit)

Balance: December 31, 2010	0	$0	16,775,113	1,678	15,341,710	16,128,307	2,302,318	1,765,664	35,539,678

Net income	-	-	-	-	-	16,130,370		-	16,130,370

Allocation to statutory reserve	-	-	-	-	-	(1,656,663)	1,656,663	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	1,581,337	1,581,337

Balance: December 31, 2011	0	$0	16,775,113	$1,678	$15,341,710	$30,602,014	$3,958,981	$3,347,001	$53,251,385

Net loss	-	-	-	-	-	(1,101,341)		-	(1,111,327)

Allocation to statutory reserve	-	-	-	-	-	109,297	(109,297)	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	2,018,144	2,018,144

Balance: December 31, 2012	0	$0	16,775,113	$1,678	$15,341,710	$29,609,970	$3,849,684	$5,365,145	$54,158,202

The accompanying notes are an integral part of this consolidated financial statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	DECEMBER 31,
	2012	2011

Net income (loss)	$(1,101,341)	$16,130,370
Adjustments to reconcile net income (loss) to net cash used in operations:
Amortization	631,802	1,161,901
Bad debt expense (recovery)	1,467,519	(6,603,000)
Loss from disposal of property, plant and equipment	1,048	-
Depreciation	73,783	11,467
Changes in operating liabilities and assets:
Trade accounts receivable	9,051,037	(863,925)
Advances	(10,767,133)	(15,763,004)
Inventories	868,626	(350,384)
Other receivables	882,614	11,138,440
Other payables	(1,371,508)	992,514
Customer deposit	425,465	(1,690,319)
Accounts payable and accrued expenses	(14,148)	(2,810,485)
Net cash provided by operating activities	147,765	1,353,575

Cash flows from investing activities:
Property, plant and equipment additions	119,778	(490,838)
Proceeds from disposal of property, plant and equipment	1,775	-
Construction in Progress	(2,349,662)	(5,617,368)
Restricted cash	-	77,500
Reduction of intangible assets	-	1,590,004
Acquisation of intangible assets	-	(947,918)
Net cash used in investing activities	(2,228,109)	(5,388,620)

Cash flows from financing activities
Proceeds from short term loans	1,585,000	-
Related party receivable	(642,000)	65,255
Related party payable	952,141	2,836,917
Contribution from noncontrolling interests	9,630	-
Net cash provided by financing activities	1,904,771	2,902,172

Effect of rate changes on cash	13,200	78,610

Decrease in cash and cash equivalents	(162,373)	(1,054,263)
Cash and cash equivalents, beginning of period	171,838	1,226,101
Cash and cash equivalents, end of period	$9,465	$171,838

Supplemental disclosures of cash flow information:
Interest paid in cash	$94,059	$-
Income taxes paid in cash	$288	$1,255

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
Refund due from purchase of land use rights (intangible asset) included in other receivables:	$-	$4,722,000
During the years ended December 31, 2012 and 2011, the Company made advanced construction payment by incurring other payable in the amount of:	$-	$3,100,000

The accompanying notes are an integral part of this consolidated financial statement.

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

2008 and 2009 Share Transfer Agreements

China Electronic Holdings, Inc (“CEH Delaware”) was organized on November 15, 2007 in Delaware as a development stage company.

Lu’an Guoying Electronic Sales Co., Ltd., a domestic PRC corporation, (“Guoying”) was established on January 4, 2002 to engage in wholesale and retail of electronics consumer products to rural areas in An Hui province. Mr. Hailong Liu is the CEO and Chairman of Guoying. Pursuant to the Share Transfer Agreement entered into on December 26, 2008 (the “2008 Share Transfer Agreement”) between the shareholders of Guoying (the “Guoying Shareholders”) and CEH Delaware, CEH Delaware agreed to acquire 40% of the outstanding equity securities of Guoying (the “Guoying Shares”) from Guoying Shareholders in consideration for RMB 400,000 contribution of registered capital from CEH Delaware to Guoying. Pursuant to the Share Transfer Agreement entered into on December 31, 2009 (the “2009 Share Transfer Agreement”) between Guoying Shareholders and CEH Delaware, CEH Delaware agreed to acquire the remaining 60% of Guoying Shares from Guoying Shareholders in consideration for RMB 600,000 contribution of registered capital from CEH Delaware to Guoying. The amount of RMB400, 000 was paid in February 2010 and the amount of RMB 600,000 was paid in July 2010 by CEH.   As a result of the transactions, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware with registered capital of RMB 1,000,000 and subsequently increased its paid-in capital to $2,838,653 in 2010 subsequent to the 2010 PIPE financing. The transaction was approved by Ministry of Commerce of Anhui Province and registered with Administration and Industry of Commerce of Lu An City.

The exchange of shares pursuant to the 2008 and 2009 Share Transfers was accounted for as a reverse acquisition at historical costs since the Guoying Shareholders obtained control of CEH Delaware and the management of Guoying became the management of CEH Delaware with the appointment of Mr. Hailong Liu (Chief Executive Officer of Guoying) as CEH Delaware’s sole director and officer. Accordingly, the merger of Guoying into CEH Delaware was recorded as a recapitalization of Guoying, with Guoying being treated as the continuing entity.  The historical financial statements presented are the financial statements of Guoying.

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

Call Option Agreement and Reverse Acquisition

Mr. Hailong Liu is the CEO and chairman of Guoying. Mr. Liu is also CEO and Chairman of CEH Delaware upon consummation of 2008 and 2009 Share Transfer and CEO and Chairman of CEHD Nevada upon consummation of 2010 Share Exchange. Ms. Sherry Li serves as nominee shareholder to hold our Common Stock on behalf of Mr. Hailong Liu who served as a nominee shareholder for Guoying Shareholders to be in compliance with the PRC M&A rules and regulations.

Mr. Hailong Liu entered into a call option agreement (the “2010 February Call Option Agreement”) and voting trust agreement (the “2010 February Voting Trust Agreement) with Sherry Li dated February 10, 2010.  Pursuant to the 2010 February Call Option and Voting Trust Agreement, Ms. Sherry Li agreed to serve as nominee shareholder for Mr. Liu and grant Mr. Hailong Liu the voting power and call option to acquire 13,213,268 CEH Delaware shares held by Ms. Sherry Li.  Mr. Hailong Liu served as nominee shareholder for Guoying Shareholders. In February 2010, CEHD Delaware issued 13,213,268  CEH Delaware Shares, constituting 96.6% of issued and outstanding shares of CEH Delaware to Mr. Hailong Liu under the name of Sherry Li concurrent with the 2008 and 2009 Shares Transfers. Mr. Hailong Liu entered into a call option agreement (the “2010 July Call Option Agreement”) and voting trust agreement (the “2010 July Voting Trust Agreement”) with Sherry Li, dated July 9, 2010. Pursuant to the 2010 July Call Option Agreements, Mr. Liu received two-year options exercisable for 11,556,288 shares of common stock (the Option Shares) from Sherry Li concurrent with the 2010 July Share Exchange and Mr. Liu shall have right and option to acquire 50% of Option Shares upon first filing of a quarterly report on Form 10-Q with the SEC on August 23, 2010 following the execution of the Share Exchange Agreement and 50% of the remaining Option Shares 2 years after such filing by August 23, 2012. The Voting Trust Agreements provide that Ms. Sherry Li shall not vote or dispose of the respective portion of the shares of common stock without Mr. Liu’s prior written consent and is obligated to transfer Option Shares to Mr. Liu at nominal consideration of $0.001 per share par value. The Voting Trust Agreements further provides that, Sherry Li, the nominee shareholder, has no decision power to vote or dispose of the Option Shares without Mr. Liu’s consent.

Pursuant to the terms of the Call Option Agreement, Mr. Liu received 5,778,144 shares in August 2010 and 5,778,144 shares in January 2013 from Ms. Sherry Liu pursuant to the vesting schedule set forth in the Call Option Agreement. Upon exercise of the options, Mr. Liu purchased each share for $0.001 and upon Mr. Liu’s exercises of all of his options, he owned a majority of the Company’s outstanding shares of Common Stock.

The 2008 and 2009 Share Transfer Transaction was accounted for as a reverse acquisition at historical costs since Guoying Shareholders obtained control of 96.6% of outstanding CEH Delaware Shares through Sherry Li as nominee shareholder and Guoying management, Mr. Hailong Liu, became the management of CEH Delaware. Accordingly, the merger of Guoying into CEH Delaware was recorded as a recapitalization of Guoying, with Guoying being treated as the continuing entity.  The historical financial statements presented are the financial statements of Guoying.

The exchange of shares pursuant to the July 10, 2010 Share Exchange was accounted for as a reverse acquisition at historical cost since CEH Delaware Shareholders obtained control of 82.2% of outstanding shares of the Company, including 68.9% of outstanding shares of the Company owned by Guoying Shareholders, and the management of CEH Delaware, Mr. Hailong Liu, became the management of the Company. Mr, Liu, who maintained control of Guoying prior to the mergers and subsequently, obtained control of CEH Delaware pursuant to 2009 Share Transfer, effectively obtained control of the Company upon completion of 2010 Share Exchange subject to the Voting Trust Agreement and Call Option Agreement. Accordingly, the merger of CEH Delaware into the Company was recorded as a recapitalization of CEH Delaware, with CEH Delaware being treated as the continuing entity.  The historical financial statements presented are the financial statements of CEH Delaware which are in essence the financial statements of Guoying.

2.	Summary of Significant Accounting Policies

Construction in Progress

Construction in progress at December 31, 2012 amounted to $8,196,005. During 2011, the Company started construction of four buildings, 4,800 square meters each and 19,200 square meters in total, on Pingqiao land to be used as warehouses to build the Company’s logistic center. The Company does not have sufficient capital to continue building the construction and will continue focusing on its electronics distribution business while it moves slowly on this construction by seeking business partners and financing.

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

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted for accounts receivable to $362,016 and $2,198,376 as of December 31, 2012 and December 31, 2011, respectively. We do not set a specific date for payments from customers. The Company reviews the balance periodically and decides the collection time based on the market condition, the Company’s cash position, the potential purpose from the customers, the amount of the sales, and other conditions.

	Beginning balance	Cost charged to expense	Reduction from reverses	Ending balance
December 31, 2011	$2,065,683	$132,693	$-	$2,198,376
December 31, 2012	$2,198,376	$43,288	$1,897,648	$362,016

The follow table shows the composition of trade accounts receivable by exclusive and non-exclusive franchise stores as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Exclusive franchise stores	$2,693,729	$8,484,086
Non-exclusive franchise stores	-	3,145,846
	2,693,729	11,629,932
Allowance for doubtful accounts	(362,016)	(2,198,376)
	$2,331,713	$9,431,556

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

	December 31, 2012	December 31, 2011
Electronic products	$956,779	$1,804,870

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2012, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

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

No return rights are granted to co-operative stores if they are unable to sell their purchased inventories to the end users. Additionally, our product sales from company-owned stores are covered by the respective manufacturers’ return and warranty policies and we receive full reimbursement for any costs associated with returns and warranty payments. As such, we do not estimate deductions or allowance for sales returns. The Company’s revenue from sales is presented as gross revenue. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $0 as of December 31, 2012 and 2011.

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
Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging franchise fees, continuing fees and royalties to our exclusive store. As such, total franchise fees for the years-ended December 31, 2012 and 2011 were 0.

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

Shipping and Handling Costs

ASC 605-45-20 (formerly EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs” ) establishes standards for the classification of shipping and handling costs. Shipping and Handling costs include shipping and handling costs related to shipping and handling our products from our warehouses to buyers’ designated locations at our exclusive or non-exclusive franchise stores, and company owned stores (collectively referred to as the “Stores”). Shipping and handling costs that are billed to Stores are classified as revenue, while those costs not billed to Stores are classified as selling expenses. Shipping and handling costs billed to customers and included within revenue for the years ended December 31, 2012 and 2011 were $0 because the Company did not charge any shipping and handling expenses from Stores. Shipping and handling costs not billed to Stores and included within selling expenses for the years ended December 31, 2012 and 2011 were $863,798 and $849,850, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $107,323 and $654,410 are included in selling expenses for the years ended December 31, 2012 and 2011, respectively.

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

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. At December 31, 2012 and 2011, the cumulative translation adjustment of $5,355,160 and $3,347,001, respectively, was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the years ended December 31, 2012 and 2011, translation adjustment was $2,008,159 and $1,581,337, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of December 31, 2012 and 2011, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at December 31, 2012 and 2011.

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

There was no stock based compensation for the years ended December 31, 2012 and 2011.

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

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This ASU is effective for the Company in the first quarter of fiscal 2014. We do not expect the adoption will have a significant impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which amends how companies test for impairment of indefinite-lived intangible assets. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment test. The ASU is effective for the Company in the first quarter of fiscal 2014. We do not expect the adoption will have a significant impact on our consolidated financial statements.

3.	Basic and Diluted Earnings Per Share

Basic and Diluted Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2012 and 2011, the Company had 0 and 1,903,526 warrants outstanding that were anti-dilutive.

  The following is a reconciliation of the basic and diluted earnings per share:

	For the year ended December 31,
	2012	2011
Net income (loss) for earnings per share	$(1,101,341)	$16,130,370

Weighted average shares used in basic computation	16,775,113	16,775,113

Diluted effect of warrants	-	814,564

Weighted average shares used in diluted computation	16,775,113	17,589,677

Earnings (loss) per share, basic	$(0.07)	$0.96

Earnings (loss) per share, diluted	$(0.07)	$0.92

4.	Property and Equipment

  Property and equipment consisted of the following:

	December 31, 2012	December 31, 2011
Vehicle	$73,924	$57,465
Furniture and office equipment	365,147	353,651
Other assets	-	143,458
Total property and equipment	439,071	554,574
Accumulated depreciation	(96,366)	(23,467)
Net property and equipment	$342,705	$531,107

Depreciation expense included in selling, general and administrative expenses for the years ended December 31, 2012 and 2011 was $15,783 and $11,467, respectively.

5.	Other Receivables

Other receivables consisted of the following:

	December 31, 2012	December 31, 2011
Youbang Pharmaceutical	$-	$4,722,000
Hongrong Real Estate Company	2,242,185	-
Deposit for office rent	32,100	31,480
Others	561,750	-
Subtotal	2,836,035	4,753,480
Allowance of other receivable	(2,242,185)	-
Total	$593,850	$4,753,480

The Company loaned $2,242,185 to Hongrong Real Estate Company (“Hongrong”), an unrelated party, on August 20, 2012. The loan is due on August 19, 2013 and secured by a building owned by Hongrong as a collateral. An allowance of $2,242,185 was reserved due to the uncertainty of the collection as of December 31, 2012.

An allowance for loans receivable is recorded when circumstances indicate that collection of all or a portion of a specific balance is unrecoverable. The Company provides for allowances on other accounts receivable on a specific identification basis. Certain other loans receivable amounts are charged off against the allowance after a sufficient period of collection efforts. Subsequent cash recoveries are recognized as other income in the period when they occur. $2,242,185 and $0 were reserved as bad debt expenses for other receivable as of December 31, 2012 and 2011, respectively.

6.	Related parties

Related party receivable amounted to $642,000 and $0 as of December 31, 2012 and 2011, respectively. Related party receivable is fund lent to the CEO for operating advances and is with 10% interest rate, collateralized with the CEO's personal property, and are from August 28, 2012 to May 27, 2013.
On January 1, 2011, the Company leased a land use right of 503 Chinese acres of land with twenty years term for the company’s agricultural and forestry business and we have advanced approximately $189,000 as of December 31, 2012 for lease of 2010 and 2011. On December 9, 2012 the Company transferred the plants on the leased land to Lu’an Senyuan Ecological Park Ltd. (“Senyuan”), a company controlled and owned by the father and ex-wife of the CEO of Guoying, for approximately $32,100, due by October 2013. The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection.

On August 31, 2011, the Company leased 5,006 Chinese acres of land located in Yumin Village, Sun Gang County, Jin An District with a thirty years term and we have advanced approximately $961,000 as of December 31, 2011 for one year lease, as Guoying agricultural and forestry land to grow oil-tea camellia plants. Effective on December 9, 2012, the Company transferred the lease right and the plants on the leased land to Senyuan for approximately $32,100, due by October 2013. According to the contract, Guoying will make 2012 land use right payment out of sales price to be received from SenyuanThe Company has fully reserved bad debt expenses allowance for the related party receivable due to the uncertainty of the collection.

7.	Advances

The current advances to suppliers amounted to $17,532,739 and $6,722,052 as of December 31, 2012 and 2011, respectively. The Company initially booked all advances for construction of property and equipment as construction in progress. The Company then adjusts the amount that has not been used in construction in progress to long term advances for construction of property and equipment based on percentage of completion. As of December 31, 2012, the Company advanced approximately $6.9 million to Zhong Zing trading Co. to obtain the authorization to sell Ge Li brand air conditioners and advanced approximately $3.4 million to Huang Ming solar Co.

Long term advances related to construction amounted to $13,954,191 and $13,464,311 as of December 31, 2012 and 2011, respectively. The advances to suppliers for construction of its property and equipment are classified as long-term since the assets to which the advances relate are long-term assets. If the Company determines that the products for which it prepaid will not be delivered then an impairment charge is taken. The Company transfers long term advances related to construction to construction in progress once used in construction.

8.	Intangible Assets

Intangible assets amounted to $15,381,250 and $15,711,584 as of December 31, 2012 and December 31, 2011, respectively. Intangible assets consisted of the following:

	December 31, 2012	December 31, 2011
Trade mark	$1,348	$1,322
Land use rights	17,215,013	16,890,153
Less accumulated amortization	(1,835,111)	(1,179,891)
Land use rights, net	$15,381,250	$15,711,584

The Chinese government owns all land in the PRC. However, the government grants "land use rights" for terms ranging from 20 to 50 years. The Company is amortizing the cost of land use rights over the usage terms of 30 years. Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2012, the Company determined that there had been no impairment.

Approximately $15,740,000 was paid to an unrelated party - Pingqiao Industrial Park in Luan city, Anhui Province, China  for acquiring land use rights. The Company intends to construct a factory, research and development center and a commercial center on this land.

Approximately $6,296,000 was paid to Youbang Pharmaceuticals Co., Ltd., an unrelated party for acquiring land use rights as of December 31, 2010. The Company intended to build a warehouse and distribution center on this land. $6,296,000 was returned to the Company as of December 31, 2012. The agreement was canceled due to the seller’s failure to provide land use right certificate.

On January 1, 2011, the Company leased a land use right of 503 Chinese acres of land with twenty years term for the company’s agricultural and forestry business and we have advanced approximately $189,000 as of December 31, 2012 for lease of 2010 and 2011. On December 9, 2012, the Company transferred the plants on the leased land to Lu’an Senyuan Ecological Park Ltd. (“Senyuan”), a company controlled and owned by the father and ex-wife of the CEO of Guoying, for approximately $32,100, due by October 2013. The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection.

On August 31, 2011, the Company leased 5,006 Chinese acres of land located in Yumin Village, Sun Gang County, Jin An District with a thirty years term and we have advanced approximately $961,000 as of December 31, 2011 for one year lease, as Guoying agricultural and forestry land to grow oil-tea camellia plants. Effective on December 29, 2012, the Company transferred the lease right and the plants on the leased land to Senyuan for approximately $32,100, due by October 2013. According to the contract, Sen Yuan paid $952,141 rent of 2012 for CEH, and it will be deducted from the payment of Senyuan in the future. The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection.

Amortization expenses amounted $631,802 and $1,161,901 for the years ended December 31, 2012 and 2011, respectively. The Company does not have amortization expenses for the year ended December 31, 2010 because in 2010 the land use right are advances for land use right for the year ended December 31, 2010.

The Company amortizes Pingqiao Industrial Park land use right over 30 years as the Company estimates that it will use the land use right for the construction purpose for a period of 30 years. The Company has amortized land use right for a portion of the Pingqiao land for the period before it received a land use right certificate because the Company has advanced a down payment for the land, built constructions on the land, and received the land use right for a parcel of the land. The Company will amortize land use right for the remaining parcel of Pingqiao land when the Company pays the remaining $3.7 million land use right and builds constructions on such land.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2012	December 31, 2011
Accounts payable	$-	$-
Accrued payroll	79,576	94,482
Claimed unpaid legal fee in dispute	145,308	143,000
Total	224,884	237,482

10.	Short Term Bank Loan

As of December 31, 2012, the Company has a short term bank loans of $1,605,000 collaterized with land use right.

One loan is from Rural Credit Cooperatives Of Luan, amounting to $802,500 as of December 31, 2012, starting on April 28, 2012 and due on April 28, 2013, with an interest rate of 11.808% per annual, and collateralized with land use right.

The other loan is from Rural Credit Cooperatives Of Luan, amounting to $802,500 as of December 31, 2012, starting on August 17, 2012 and due on August 17, 2013, with an interest rate of 11.7% per annual, and guaranteed by Anhui Juneng Guarantee Company.

Additional loan might be obtained to fund operating activities by the Company in the future.

11.	Other Payable

Other payables at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Hai Feng Trading Co.	$3,274,200	$3,210,960
Others	237,845	1,595,318
Total	$3,512,045	$4,806,278

12.	Stockholders’ Equity

Pursuant to Share Transfer Agreements dated December 2008 and 2009, Guoying Shareholders transferred 100% of shares of Guoying Electronic Group Co, Ltd. to CEH Delaware in exchange for an aggregate of 13,213,268  CEH Delaware Shares held by Sherry Li who served as nominee shareholder through 2010 February Voting Trust and Call Option Agreements for Mr. Hailong Liu who served as nominee shareholder for Guoying Shareholders , constituting 96.6% of issued and outstanding shares of CEH Delaware and for a consideration of RMB 1,000,000 (the “Purchase Price”).   Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware.

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

The exchange of shares pursuant to the July 10, 2010 Share Exchange was accounted for as a reverse acquisition at historical cost since the controlling stockholder and beneficial owner of CEH Delaware obtained control of the Company and the management of CEH Delaware became the management of the Company. Mr., Liu, who maintained control of Guoying prior to the mergers and subsequently, obtained control of CEH Delaware pursuant to 2009 Share Transfer, effectively obtained control of the Company upon completion of Share Exchange subject to the Voting Trust Agreement and Call Option Agreement.

Shares issued for cash

There was no issuance of common stock for cash during the year ended December 31, 2012.

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

Warrants consisted of the following:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life	Intrinsic Value
Outstanding, December 31, 2010	2,903,526	2,903,526	$2.30	3.41	$-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, December 31, 2011	2,903,526	2,903,526	2.30	2.41	-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, December 31, 2012	2,903,526	2,903,526	$2.30	1.41	$-

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2012	December 31, 2011
Series A, B, C, D, G
Annual dividend yield	-	-
Expected life (years)	1.00	2.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

	December 31, 2012	December 31, 2011
Series E, F
Annual dividend yield	-	-
Expected life (years)	3.00	4.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

13.	Statutory Reserve Fund

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended December 31, 2012 and 2011, the Company transferred $(109,297) and $1,656,663, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund. For the years ended December 31, 2012 and 2011, the Company transferred $0 and $0, respectively, to this reserve.

14.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan. The total expense for the above plan was $74,490 and $36,419 for the years ended December 31, 2012 and 2011, respectively.

15.	Other Income (Expense)

Other income for the year ended December 31, 2012 amounted to $820,626. Other expense for the year ended December 31, 2011 amounted to $14,259. Other income includes mainly $917,359 gain from disposal of intangible and Biological assets and $203,865 paid to closed stores. Other expense for the years ended December 31, 2012 and 2011 are as follows:

	For the years ended December 31,
	2012	2011
Other expense:
Financial expense	$107,132	$(12,122)
Other income	917,359	-
Other expense	(203,865)	(2,137)
Total other income (expense)	$820,626	$(14,259)

16.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions – the People’s Republic of China and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2012. Accordingly, the Company has no net deferred tax assets.

Our effective tax rates were approximately 0% and 0% for the years ended December 31, 2012 and 2011, respectively. Currently the local government and central government tax benefit will expire on December 31, 2012 and December 31, 2013, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2012 and 2011:

	2012	2011

U.S. Statutory rates	34.00%	34.00%

Foreign income not recognized in USA	(34.00)	(34.00)

China income taxes	25.00	25.00

China income tax exemption	(25.00)	(25.00)

Total provision for income taxes	0.00%	0.00%

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2012 and 2011:

For the years ended December 31
	2012	2011
US current income tax expense (benefit)
Federal	$—	$—
State	$—	$—
PRC current income tax expense (benefit)	$—	$—
Total provision for income tax	$—	$—

United States of America

As of December 31, 2012, the Company in the United States had approximately $2,378,190 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2012 consists mainly of net operating loss incurred in 2011 and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2012 and December 31, 2011.

	As of December 31
	2012	2011
Net operation loss carry forward	$(2,378,190)	$(1,754,741)
Total deferred tax assets	784,803	579,065
Less: valuation allowance	(784,803)	(579,065)
Net deferred tax assets	—	—
Change in valuation allowance	$—	$—

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on September 2, 2007 providing that Guoying is subject to income tax and VAT benefit treatment of reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from October 1, 2007 until December 31, 2010. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment of reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013. However, according to the approval, Guoying has option to pay more tax per year at its discretion. Therefore, currently, Guoying is charged at a fixed annual amount of reduced tax rate of no less than RMB7, 500 per year that changes every year to cover all types of taxes including income taxes. The income tax expenses for the years ended December 31, 2012 and 2011 are $288 and $1,255, respectively. There were no significant book and tax basis differences.

17.	Concentration of Credit Risks and Uncertainties and Commitments and Contingencies

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

For the years ended December 31, 2012 and 2011, there is no major customer that individually comprised more than 10% of the Company’s total sales.

There are five major vendors accounting for over 10% of the Company’s total purchases for the year ended December 31, 2012, with Shenzhen Tongfang Multimedia Technology Co. accounting for 12%, Guangdong Zhigao air conditioners Co. accounting for 14%, Lu’An Zhongxing Trade Co. accounting for 13%, Shenzhen Skyworth·RGB Electronics Co. Anhui Branch accounting for 12%, Shanghai Shangling Electric Appliance Manufacturing Co., Ltd. accounting for 12%. The accounts payable balance as of December 31, 2012 for these two vendors was $0. There are two major vendors each accounting for over 10% of the Company’s total purchases for the year ended December 31, 2011, with Shangdong Huangming Solar Power Sales Co. accounting for 45%, Hefei Ririshun Sales Co. accounting for 10%. T he accounts payable balance as of December 31, 2011 for these two vendors was $0.

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company is in litigation with its prior attorney, who commenced an action against the company in the Supreme Court of the State of New York County of New York on February 2011 for approximately $145,308.14 plus accrued interest for legal services provided to China Financial Services, a financial advisory firm, on behalf of the Company. The Company intends to contest this action and believes that there are defenses available to the Company. This amount has been accrued as of December 31, 2012 and is included in accrued expenses.

In connection with our private placement in July and August 2010, we entered into a Subscription Agreement with the investors which set forth the rights of the investors to have the registrable shares registered with the SEC for public resale.  Pursuant to the registration rights provisions, we agreed to file the registration statement pursuant to the Subscription Agreement to be declared effective by the Securities and Exchange Commission (the “Commission”) by the date (the “Required Effectiveness Date”)  which is not later than the earlier of (x) one hundred eighty (180) calendar days after the final closing date of the Offerings dated July 9, 2010, or (y) ten (10) business days after oral or written notice to the Company or its counsel from the Commission that it may be declared effective.  The registration statement has not been declared effective before the Required Effectiveness Date (the “Required Effectiveness Failure”). As liquidated damages (“Liquidated Damages”), the Company shall deliver to the Subscribers, as on a pro-rata basis an amount equal to one-half percent (0.5%) of the aggregate Issue Price of the Purchased Securities owned of record by such Subscribers on the first business day after the Non-Registration Event and for each subsequent thirty (30) day period. The maximum aggregate Liquidated Damages payable to the Subscriber under this Agreement shall be five percent (5%) of the aggregate Issue Price paid by the Subscribers. The registration statement was not declared effective by Required Effectiveness Date, as such an Effectiveness Failure occurred and the Company made an estimate of the probable amount in year 2012 that it would pay in damages and accrued $262,500.

In connection with our private placement in July and August 2010, the Company entered into an Amended and Restated Settlement Agreement with investor representatives and certain investors dated July 18, 2012, wherein the Company has paid $179,020.51 as of June 30, 2012 and it agreed to pay additional $50,000 by July 31, 2012 and the remaining $33,479.49 by August 31, 2012. As of September 30, 2012, the Company has made payment of Liquidated Damages in full amount of $262,500.  In consideration of full payment of liquidated damages, the investors forever releases and discharges the Company, its shareholders, subsidiaries, affiliates, successors, and assigns (collectively, the "Releasees") from any and all claims, demands, causes of action, and liabilities of any kind whatsoever arising out of or in connection with the Subscription Agreements and Share Exchange Agreement, and the failure of the Company to perform any of its obligations thereunder up to the execution date of the Amended Settlement Agreement. In particular, the investors agreed to waive their rights to claim any more liquidated damages and declare any future Event of Default under Section 7(o) “Further Registration Statements”, Section 7(r) “Uplisting” and Section 9(d) “Non-Registration Events” of their Subscription Agreements.

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

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $160,349 and $143,743 for the years ended December 31, 2012 and 2011 respectively.

The lease expenses for the next five years are estimated to be as follows:

2013	$136,632
2014	41,083
2015	12,553
2016	12,553
2017	8,369
Thereafter	-
Total	$211,191

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

18.	China Electronics Holdings, Inc (Parent Company)

Under PRC regulations, the Company’s operating subsidiary, Guoying, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC (“PRC GAAP”). In addition, Guoying is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of income tax to be contributed to the statutory general reserve is at Guoying’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. Further, Guoying is also required to allocate 5% of the profit after tax, determined in accordance with PRC GAAP, to the statutory public welfare fund which is restricted to be used for capital expenditures for staff welfare facilities owned by the Company. The statutory public welfare fund is not available for distribution to equity owners (except in liquidation) and may not be transferred in the form of loans, advances, or cash dividends. As of December 31, 2012, an aggregate amount of $4,185,764 has been appropriated from retained earnings and set aside for statutory general reserve and public welfare fund, by Guoying.

As of December 31, 2012, the amount of restricted net assets of Guoying, which may not be transferred to the Company in the form of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 7.43% of the Company’s consolidated net assets as discussed above. In addition, the current foreign exchange control policies applicable in the PRC also restrict the transfer of assets or dividends outside the PRC.

The following presents condensed unaudited unconsolidated financial information of the Parent Company only.

Condensed unaudited Balance Sheet as of December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
Current assets	$3,333,144	$3,339,253

Current liabilities	$145,308	$143,000
Total stockholders' equity	3,187,836	3,196,253
Total liabilities and shareholders’ equity	$3,333,144	$3,339,253

Condensed unaudited Statements of Operations (For the years ended December 31, 2012 and 2011)

	2012	2011
Revenues	$-	$-
General and administrative expenses	8,417	436,465
Loss before equity in undistributed earnings of subsidiaries	(8,417)	(436,465)
Equity in earnings of subsidiaries	(1,092,924)	18,622,270
Net income	$(1,101,341)	$18,185,805

Condensed unaudited Statement of Cash Flows (For the year ended December 31, 2012 and 2011)

	2012	2011
Net Income	$(1,101,341)	$16,130,370
Adjustments to reconcile net income to net cash provided by (used in) operations:
Equity in earnings of subsidiaries	1,092,924	(16,566,631)
Changes in operating liabilities and assets:
Trade accounts payable	-	-
Other receivable	-	226,896
Other payable	8,417	150,758
Net cash provided by (used in) operating activities	-	-

Cash flows from financing activities
Share issued for cash	-	-
Net cash provided by financing activities	-	-

Effect of rate changes on cash	-	-

Increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

19.	Segment information

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

During 2011 and 2010, the Company was organized into three main business segments: (1) Exclusive franchise stores, (2) Non-exclusive franchise stores, and (3) Company owned stores. The following table presents a summary of operating information and certain year-end balance sheet information as of December 31, 2012 and 2011, respectively.

	For the years ended December 31,
	2012	2011
Revenues from unaffiliated customers:
Exclusive franchise stores	$34,256,697	$47,221,802
Non-exclusive stores	16,147,112	47,172,272
Company owned stores	7,679,088	9,821,329
Consolidated	$58,082,897	$104,215,403
Gross Profit:
Exclusive franchise stores	$2,600,317	$6,865,503
Non-exclusive stores	1,206,361	7,121,130
Company owned stores	795,859	1,705,341
Consolidated	$4,602,537	$15,691,974

Depreciation and amortization:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	705,585	1,173,368
Consolidated	$705,585	$1,173,368
Capital expenditures:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	2,228,109	5,388,620
Consolidated	$2,228,109	$ 5,388,620

Identifiable assets:	As of December 31, 2012	As of December 31, 2011
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	59,940,697	58,295,145
Consolidated	$59,940,697	$58,295,145

20.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended December 32, 2012, the Company incurred a loss of $1,101,341.   If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELECTRONICS HOLDINGS, INC.

By:	/s/ Hailong Liu
Name: Hailong Liu
Title: Chairman, Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Date:  April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hailong Liu	Chairman, Chief Executive Officer and President & Chief Financial Officer	April 16, 2013
Hailong Liu

/s/ Haibo Liu	Vice President and Director	April 16, 2013
Haibo Liu

EXHIBIT INDEX

Number	Description
2.1
Share Transfer Agreement between Guoying Shareholders and CEH Delaware dated December 26, 2008. Incorporated by reference to Exhibit 2.3 to our Form S-1 Registration Statement with the Commission on January 25, 2013.

2.2	Share Transfer Agreement between Guoying Shareholders and CEH Delaware dated December 31, 2009.*

2.3
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

4.2	Form of Warrant of China Electronics Holdings, Inc. (formerly, Buyonate, Inc.) issued on July 15, 2010. Incorporated by reference to Exhibit 4.2 to the July 2010 8-K.

4.3	Chairman Lock-up Agreement between China Electronics Holdings, Inc. (formerly, Buyonate, Inc.) and Hailong Liu, dated July 9, 2010. Incorporated by reference to Exhibit 4.3 to the July 2010 8-K.

4.4	Specimen of Common Stock certificate. Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 (File No. 333-169968) filed on October 15, 2010.

10.1	Call Option Agreement between Sherry Li and Hailong Liu, dated February 10,2012 *
10.2	Call Option Agreement between Sherry Li and Hailong Liu, dated as July 9, 2010. Incorporated by reference to Exhibit 10.1 to the July 2010 8-K.

10.3	Voting Trust Agreement between Sherry Li and Hailong Liu, dated February 10, 2010 *

10.4	Voting Trust Agreement between Sherry Li and Hailong Liu, dated as July 9, 2010 Incorporated by reference to Exhibit 10.2 to the July 2010 8-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer.*

________________
*	filed herewith