Form 10-K/A
period 2012-12-31
China Electronics Holdings, Inc.
filed 2013-05-22
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K/A

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

Explanatory Note

We are filing this amendment to restate the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 to correct certain inaccuracies in the presentation of due to a related party and accumulated other comprehensive income in the statement of consolidated balance sheet, foreign currency translation adjustment and comprehensive income (loss) in the statement of consolidated statements of operations and comprehensive income (loss) and modify certain related disclosures set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Pursuant to a Share Transfer Agreement entered into on December 26, 2008 (the “2008 Share Transfer Agreement”) between the shareholders of Guoying (the “Guoying Shareholders”) and CEH Delaware, CEH Delaware agreed to acquire 40% of the outstanding equity securities of Guoying (the “Guoying Shares”) from the Guoying Shareholders in consideration for RMB 400,000. Pursuant to a Share Transfer Agreement entered into on December 31, 2009 (the “2009 December Share Transfer Agreement”) between Guoying Shareholders and CEH Delaware, CEH Delaware agreed to acquire the remaining Guoying Shares from Guoying Shareholders in consideration for RMB 600,000. The amount of RMB400, 000 was paid in February 2010 by CEH Delaware and the amount of remaining RMB 600,000 was paid in July 2010 by CEH. As a result of the transaction, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware.

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

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Number of Closed Stores	2012	2011
Non-Exclusive Franchise Stores	198	560
Exclusive Franchise Stores	131	364
Company-Owned Stores	-	2

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	2012 Sales	2011Sales	Difference	Change
Non-Exclusive Franchise Stores	$-	$57,399	$(57,399)	(100)%
Exclusive Franchise Stores	$17,301	$65,147	$(47,846)	(73)%
Company-Owned Stores	$-	$1,173,873	$(1,173,873)	(100)%

Other information

The following is a summary of revenue by product line for the years ended December 31, 2012 and 2011:

	2012 Sales	2011 Sales
Solar Power Products	$8,010,810	$52,819,154
Air Conditioner	$21,816,999	$9,885,963
Refrigerator	$7,412,664	$12,942,196
TV	$17,044,581	$24,613,695
DVD	$-	$58,207
Washer	$2,911,735	$2,981,337
Others	$886,108	$914,851
Total	$58,082,897	$104,215,403

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

Solar-powered products sales decreased by $44,808,344, or 84.8%, from $52,819,154, in 2011 to $8,010,810 in 2012. The decrease is mainly due to decreased solar-powered products sales of Huayang Brand. The decrease is due to increased market competition of solar-powered products and Huayang’s failure to increase its sales in the market.

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

General and administrative expenses for the year ended December 31, 2012 were $2,969,909, an increase of $446,701, or 17.7%, from $2,523,208 for the year ended December 31, 2011. The increase is due to increased amortization expense, audit fees and attorneys’ fees.

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

Net Operating Income (Loss)

Our net operating loss for the year ended December 31, 2012 was $1,921,679, a decrease of $18,067,563, or 111.9%, from net operating income of $16,145,884 for the same period in 2011. The decrease was mainly due to decreased sales and gross profit and increased operating expenses.

Other Income (Expense)

Our net other income for the year ended December 31, 2012 was $820,626, an increase of $834,885, or 5,855.1%, from net other expense of $14,259 for the same period in 2011. The increase of other income was mainly due to increase in other income of $917,358 of gain from disposal of intangible and biological asset and offset by $203,865 paid to closed stores as compensation during the year ended December 31, 2012. The compensation serves the purpose to compensate the potential loss of future sales of those 2011 closed stores. As a result of terminating our franchise contracts with those 2011 closed stores that have affected their future sales and revenue after our termination, the Company agreed to pay to the 2011 closed stores a compensation for losses for previous investment by those stores and losing potential future sales. The compensation was given to stores that we closed in 2011 and therefore did not have transactions with the Company and we generated no revenue or incurred no operating expenses from those stores during the year ended December 31, 2012, thus the Company included the compensation in other expenses to clearly present the nature of the compensation.

Net Income (Loss)

Our net loss for the year ended December 31, 2012 was $1,101,341, a decrease of $17,231,711, or 106.8%, from net income of $16,130,370 for the same period in 2011. The decrease was mainly due to the decrease in sales, increased operating expenses, and decreased net other income for the reason set forth above.

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

The Company received a land use right certificate issued by People’s Government of Yu An District on April 16, 2012 with a validation term of 50 years until 2062 for 38,449 square meters, including 19,200 square meters where the four warehouses are built on. We are waiting to receive the land use right certificate for the remaining 126,534 square meters of Pingqiao land. The government may not remove our facilities from the land which we have obtained the land use right certificate but could remove any future constructions that we build on the land which we have not obtained land use right certificate. We are not obligated to pay to Pingqiao Committee approximately $3.7 million until People’s Government of Yu An District is ready to issue us the land use right certificate for the rest of land. Due to burdensome and repetitive approval procedures, we have not been granted land use right certificate for the rest of land.  We are currently negotiating with the local government to obtain a Land Use Right Certificate for rest of the land but we are not certain when such land use right certificate will be granted to us. If we cannot generate sufficient cash from our operations to pay for the remaining balance of land purchase price in an immediate short term of time when Yu An District Government completes its approval procedures to issue us the land use right certificate for rest of the land, the PRC government may evict our personnel from the premises and remove our manufacturing facilities we built on the land which we have not obtained land use right certificate.  Such action would have a very significant and negative impact on our operations and business.  Please refer to risk factors on page 13.

Growth Strategies

We funded our growth strategy from our working capital and below are a summary of approximately how much we have spent in year 2012 to achieve our growth strategies:

Growth Strategies	Amount spent 2011	Amount Spent 2012
Develop new exclusive franchise stores in Anhui Province	$355,123	629,600
Develop new company-owned stores in Anhui Province	$391,538	472,200
Develop new non-exclusive stores in Anhui Province	$3,738	1,574,000
Constructions for logistics centers	$4,615,384	7,787,000

We purchased 300 Chinese acres land with Pingqiao Industrial Park. The land was originally to be used to build our LED manufactures and due to change of our business plan, portion of which was used to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. The Company currently stops construction of four logistic centers due to insufficiency of capital.

In August 2012, Guoying invested $945,054 to establish Opto-Electronics which is 99% owned by Guoying. Mr. Hailong Liu, the CEO and Chairman of Guoying, invested $9,630 and owned 1% of Opto-Electronics. We filed a proposal to seek approval to enter into the LED manufacturing business with the Reform and Development Commission of Yu An District, Lu An City on May 13, 2011 and we obtained planning permit for the project and land construction issued by Housing and Urban-Rural Development Bureau of Yu An District, Lu An City on October 28, 2011. We have obtained permits to build LED manufactures on Pingqiao land. We are seeking business partners and financing to further continue the LED manufacturing and wholesale business.

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

Obligations for Land Use Rights

The Company entered into a Land Investment Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 300 Chinese acres to be issued by local peoples government. At first we decided to use the land to build our LED manufacturing facility. Then due to the shrink of LED market and demand we decide to use the land to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. We currently do not have sufficient capital to continue the construction at this time and the Company will continue its electronics distribution business while it moves slowly on the development of construction of logistic center by seeking business partners and financing. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receive the land use right certificate issued by relevant PRC government pursuant to the Land Investment. The Company received a land use right certificate issued by peoples government of Yu An District on April 16, 2012 with a validation term of 50 years until 2062 for 38,449 square meters where the four warehouses are built on. The Company has not received land use right certificate for the remaining parcel of land. The Company believes that if the land use right certificate is not granted to the Company by the local government, the Company will get a refund of the retainer from Pingqiao Committee pursuant to its contractual rights as set forth in Section 8 of Investment Agreement between Ping Bridge Industrial Park and Lu’an Guoying Electronics Sales Co.

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

As discussed in note 21, the Company restated its financial statements for the year ended December 31, 2012.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California
April 16, 2013 except for note 6, 8 and 21 which are as of May 22, 2013

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	DECEMBER 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$9,465	$171,838
Trade accounts receivable, net of allowance for doubtful accounts of $362,016 and $2,198,376, respectively	2,331,713	9,431,556
Other receivable, net	593,850	4,753,480
Related party receivable, net	642,000	-
Advances	17,532,739	6,722,052
Inventories, net	956,779	1,804,870
Total current assets	22,066,546	22,883,796

Noncurrent assets
Property, plant and equipment, net	342,705	531,107
Construction in progress	8,196,005	5,704,347
Advances - Long term	13,954,191	13,464,311
Intangible assets	15,381,250	15,711,584
Total noncurrent assets	37,874,151	35,411,349

Total assets	$59,940,697	$58,295,145

Liabilities and Stockholders' Equity
Current liabilities :
Accounts payable and accrued expenses	$224,884	$237,482
Short term bank loans	1,605,000	-
Other payable	3,512,045	4,806,278
Due to Related Party (restated)	964,156
Customer deposit	430,833	-
Tax Payable	103	-
Total current liabilities (restated)	6,737,021	5,043,760

Total liabilities (restated)	6,737,021	5,043,760

Equity
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2012 and December 31, 2011	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares and 16,775,113 issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	1,678	1,678
Additional paid in capital	15,341,710	15,341,710
Retained earnings	29,609,970	30,602,014
Statutary reserve	3,849,684	3,958,981
Accumulated other comprehensive income (restated)	4,391,004	3,347,001
Total stockholders' equity (restated)	53,194,046	53,251,385

Non-controlling interest	9,630	-
Total equity (restated)	53,203,676	53,251,385
Total liabilities and stockholders' equity	$59,940,697	$58,295,145

The accompanying notes are an integral part of this consolidated financial statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011

Net revenue from exclusive franchise stores	$34,256,697	$47,221,802
Net revenue from non-exclusive franchise stores	16,147,112	47,172,272
Net revenue from company owned stores	7,679,088	9,821,329
Net Revenue	58,082,897	104,215,403

Cost of goods sold from exclusive franchise stores	31,656,380	40,356,299
Cost of goods sold from non-exclusive franchise stores	14,940,751	40,051,142
Cost of goods sold from company owned stores	6,883,229	8,115,988
Cost of goods sold	53,480,360	88,523,429

Gross profit	4,602,537	15,691,974

Operating expenses:
Selling expense	2,086,788	3,625,882
General and administrative expenses	2,969,909	2,523,208
Bad debt allowance expense for other receivable	2,214,245
Bad debt allowance expense for due from related party	1,109,500
Bad debt recovery for accounts receivable	(1,856,226)	(6,603,000)
Total Operating Expenses	6,524,216	(453,910)

Net operating (loss) income	(1,921,679)	16,145,884

Other income (expense):
Financial income (expense)	107,132	(12,122)
Other expense	(203,865)	(2,137)
Other income	917,359	-
Total other income (expense)	820,626	(14,259)

Net (loss) income before provisions for income taxes	(1,101,054)	16,131,625

Provision for income taxes	288	1,255

Net (loss) income	(1,101,341)	16,130,370

Foreign currency translation adjustment (restated)	1,044,003	1,581,337

Comprehensive income (restated)	$(57,338)	$17,711,707

Earnings (loss) per share - basic	$(0.07)	$0.96

Earnings (loss) per share - diluted	$(0.07)	$0.92

Basic weighted average shares outstanding	16,775,113	16,775,113

Diluted weighted average shares outstanding	16,775,113	17,589,677

The accompanying notes are an integral part of this consolidated financial statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock		Common Stock			Retained Earnings
	Number	Amount	Number	Amount	Additional Paid In Capital	Unrestricted	Statutory Reserve	Accumulated Other Comprehensive Income	Total Stockholders' equity (deficit)

Balance: December 31, 2010	0	$-	16,775,113	$1,678	$15,341,710	$16,128,307	$2,302,318	$1,765,664	$35,539,678

Net income	-	-	-	-	-	16,130,370		-	16,130,370

Allocation to statutory reserve	-	-	-	-	-	(1,656,663)	1,656,663	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	1,581,337	1,581,337

Balance: December 31, 2011	0	-	16,775,113	1,678	15,341,710	30,602,014	3,958,981	3,347,001	53,251,385

Net loss	-	-	-	-	-	(1,101,341)		-	(1,101,341)

Allocation to statutory reserve	-	-	-	-	-	109,297	(109,297)	-	-

Foreign currency translation adjustment (restated)	-	-	-	-	-	-	-	1,044,003	1,044,003

Balance: December 31, 2012 (restated)	0	$-	16,775,113	$1,678	$15,341,710	$29,609,970	$3,849,684	$4,391,004	$53,194,046

The accompanying notes are an integral part of this consolidated financial statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	DECEMBER 31,
	2012	2011

Net income (loss)	$(1,101,341)	$16,130,370
Adjustments to reconcile net income (loss) to net cash used in operations:
Amortization	631,802	1,161,901
Bad debt expense (recovery)	1,467,519	(6,603,000)
Loss from disposal of property, plant and equipment	1,048	-
Depreciation	73,783	11,467
Changes in operating liabilities and assets:
Trade accounts receivable	9,051,037	(863,925)
Advances	(10,767,133)	(15,763,004)
Inventories	868,626	(350,384)
Other receivables	882,614	11,138,440
Other payables	(1,371,508)	992,514
Customer deposit	425,465	(1,690,319)
Accounts payable and accrued expenses	(14,148)	(2,810,485)
Net cash provided by operating activities	147,765	1,353,575

Cash flows from investing activities:
Property, plant and equipment additions	119,778	(490,838)
Proceeds from disposal of property, plant and equipment	1,775	-
Construction in Progress	(2,349,662)	(5,617,368)
Restricted cash	-	77,500
Reduction of intangible assets	-	1,590,004
Acquisation of intangible assets	-	(947,918)
Net cash used in investing activities	(2,228,109)	(5,388,620)

Cash flows from financing activities
Proceeds from short term loans	1,585,000	-
Related party receivable	(642,000)	65,255
Related party payable	952,141	2,836,917
Contribution from non-controlling interests	9,630	-
Net cash provided by financing activities	1,904,771	2,902,172

Effect of rate changes on cash	13,200	78,610

Decrease in cash and cash equivalents	(162,373)	(1,054,263)
Cash and cash equivalents, beginning of period	171,838	1,226,101
Cash and cash equivalents, end of period	$9,465	$171,838

Supplemental disclosures of cash flow information:
Interest paid in cash	$94,059	$-
Income taxes paid in cash	$288	$1,255

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
Refund due from purchase of land use rights (intangible asset) included in other receivables:	$-	$4,722,000
During the years ended December 31, 2012 and 2011, the Company made advanced construction payment by incurring other payable in the amount of:	$-	$3,100,000

The accompanying notes are an integral part of this consolidated financial statement.

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Pursuant to the terms of the Call Option Agreement, Mr. Liu received 5,778,144 shares in August 2010 and the remaining 5,778,144 shares in January 2013 from Ms. Sherry Liu pursuant to the vesting schedule set forth in the Call Option Agreement. Upon exercise of the options, Mr. Liu purchased each share for $0.001 and upon Mr. Liu’s exercises of all of his options, he owned a majority of the Company’s outstanding shares of Common Stock.

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

	Beginning balance	Cost charged to expense	Reduction from reverses	Ending balance
December 31, 2011	$2,065,683	$132,693	$-	$2,198,376
December 31, 2012	$2,198,376	$43,288	$1,897,648	$362,016

The follow table shows the composition of trade accounts receivable by exclusive and non-exclusive franchise stores as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Exclusive franchise stores	$2,693,729	$8,484,086
Non-exclusive franchise stores	-	3,145,846
	2,693,729	11,629,932
Allowance for doubtful accounts	(362,016)	(2,198,376)
Accounts Receivable, net	$2,331,713	$9,431,556

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

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. At December 31, 2012 and 2011, the cumulative translation adjustment of $4,391,004 and $3,347,001, respectively, was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the years ended December 31, 2012 and 2011, translation adjustment was $1,044,003 and $1,581,337, respectively.

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

On January 3, 2011, the Company leased a land use right of 503 Chinese acres of land with twenty years term from Yumin Village, Sun Gang County, Jin An District (“Yumin Village”) for the company’s agricultural and forestry business at an annual rent of approximately $94,500. The Company paid approximately $94,500 and $94,500 rent for the years ended December 31, 2011 and 2012, respectively.

On January 1, 2011, the Company leased 5,006 Chinese acres of land from Yumin Village for thirty years at an annual rent of approximately $961,000 (RMB 6,007,200). The Company paid approximately $961,000 and $0 rent for the years ended December 31, 2011 and 2012, respectively.

On December 9, 2012, the Company transferred land use right of the 5,006 and 503 Chinese acres of land together with plants grown on the leased land to Lu’an Senyuan Ecological Park Ltd. (“Senyuan”), an affiliated company controlled and owned by the father and ex-wife of the CEO of Guoying, for approximately $1,123,500, due by October 2015.  Guoying will make payment of the unpaid rent of $964,156 (RMB 6,007,200) of the 5,006 Chinese acres of land for year 2012 due to Yumin Village from the receivable due from Senyuan.

The Company has fully reserved bad debt expenses allowance for the related party receivable from Senyuan due to the uncertainty of the collection.

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

Approximately $15,740,000 was paid to an unrelated party – Pingqiao Committee in Luan city, Anhui Province, China for acquiring land use rights. The Company intends to construct a factory, research and development center and a commercial center on this land.

Approximately $6,296,000 was paid to Youbang Pharmaceuticals Co., Ltd., an unrelated party for acquiring land use rights as of December 31, 2010. The Company intended to build a warehouse and distribution center on this land. $6,296,000 was returned to the Company as of December 31, 2012. The agreement was canceled due to the seller’s failure to provide land use right certificate.

On January 3, 2011, the Company leased a land use right of 503 Chinese acres of land with a twenty years term from Yumin Village, Sun Gang County, Jin An District (“Yumin Village”) for the company’s agricultural and forestry business at a annual rent of approximately $94,500. The Company paid approximately $94,500 and $94,500 rent for the years ended December 31, 2011, and 2012 respectively.

On January 1, 2011, the Company leased 5,006 Chinese acres of land from Yumin Village for thirty years at an annual rent of approximately $961,000 (RMB 6,007,200). The Company paid approximately $961,000 and $0 rent for the years ended December 31, 2011 and 2012, respectively.

On December 9, 2012, the Company transferred land use right of the 5,006 and 503 Chinese acres of land together with plants grown on the leased land to Lu’an Senyuan Ecological Park Ltd. (“Senyuan”), an affiliated company controlled and owned by the father and ex-wife of the CEO of Guoying, for approximately $1,123,500, due by October 2015.  Guoying will make payment of the unpaid rent of $964,156 (RMB 6,007,200) of the 5,006 Chinese acres of land for year 2012 due to Yumin Village from the receivable due from Senyuan.

The Company has fully reserved bad debt expenses allowance for the related party receivable from Senyuan due to the uncertainty of the collection.

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

Additional loan might be obtained to fund operating activities by the Company in the future.

11.	Other Payables

Other payables at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Hai Feng Trading Co.	$3,274,200	$3,210,960
Others	237,845	1,595,318
Total	$3,512,045	$4,806,278

12.	Stockholders’ Equity

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

Obligations for Land Use Rights

The Company entered into a Land Investment  Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 164,983 square meters (approximately 300 Chinese acres) to be issued by local people's government where our construction and investment project will be built.  The Land Use Right Certificate is to be approved and issued by People’s Government of Yu An District and Pingqiao Committee is the management committee in charge of project investment on this parcel of land. 120 Chinese acres of this land is for commercial use and 180 Chinese acres of this land is for industrial use. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receives the land use right certificate issued by relevant PRC government pursuant to the Land Investment Agreement.  The Company received a land use right certificate issued by Yu An people’s government on April 16, 2012 with a term of 50 years until 2062 for a 38,449 square meter portion of the land which has been collaterized for a loan of RMB 10 million to a bank, including the 19,200 square meters where the four warehouses are built. We are waiting to receive the land use right certificate for the remaining 126,534 square meters of Pingqiao land. The government may not remove our facilities from the land which we have obtained the land use right certificate but could remove any future constructions that we build on the land which we have not obtained land use right certificate. Due to burdensome and repetitive approval procedures, we have not been granted land use right certificate for the rest of land.  We are currently negotiating with the local government to obtain a Land Use Right Certificate for rest of the land but we are not certain when such land use right certificate will be granted to us. The Company believes that if the land use right certificate is not granted to the Company by the local government, the Company will get a refund of the retainer from Pingqiao Committee pursuant to its contractual rights.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended December 31, 2012, the Company incurred a loss of $1,101,341.   If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty

21  RESTATEMENT OF FINANCIAL STATEMENTS

On May 15, 2013, the management of China Electronics Holdings, Inc. (the “Company”) concluded, that the previously issued financial statements contained in the Company's annual Report on Form 10-K for the year ended December 31, 2012 required restatement due primarily to certain inaccuracies in presentation of due to a related party and accumulated other comprehensive income in the statement of consolidated  balance sheet, foreign currency translation adjustment and comprehensive income (loss) in the statement of consolidated statements of operations and comprehensive income (loss).

Below is a comparative presentation of the balance sheet and income statement as of and for the year ended December 31, 2012 as restated in this report and as reported in the Company’s Reports on Form 10K previously filed with the Securities and Exchange Commission.

	As Reported 12/31/2012	As Restated 12/31/2012
BALANCE SHEET:
Due to a related party	$-	$964,156
Total current liabilities	5,772,865	6,737,021
Total liabilities	5,772,865	6,737,021
Accumulated other comprehensive loss	5,355,160	4,391,004
Total stockholders’ equity	54,158,202	53,194,046
Total equity	54,167,832	53,203,676
STATEMENT OF OPERATIONGS AND COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment	2,008,159	1,044,003
Comprehensive income (loss)	$906,817	$(57,338)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELECTRONICS HOLDINGS, INC.

By:	/s/ Hailong Liu
Name: Hailong Liu
Title: Chairman, Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Date:  May 22, 2013

EXHIBIT INDEX

Number	Description
2.1
Share Transfer Agreement between Guoying Shareholders and CEH Delaware dated December 26, 2008. Incorporated by reference to Exhibit 2.3 to our Form S-1 Registration Statement with the Commission on January 25, 2013.

2.2	Share Transfer Agreement between Guoying Shareholders and CEH Delaware dated December 31, 2009.

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