Form 10-Q
period 2013-03-31
China Electronics Holdings, Inc.
filed 2013-08-05
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-152535

CHINA ELECTRONICS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	98-0550385 (I.R.S. Employer Identification No.)

Building 3, Binhe District, Longhe East Road, Lu’an City, Anhui Province, PRC (Address of Principal Executive Offices)	237000 (ZIP Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,775,113 as of August 2, 2013.

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to (i) China Electronics Holdings, Inc., a Nevada corporation (“China Electronics”), (ii) China Electronic Holdings, Inc., a Delaware corporation (“CEH Delaware”), and (iii) Lu’anGuoying Electronic Sales Co., Ltd., a wholly foreign enterprise under the laws of the People’s Republic of China (“Guoying”), unless otherwise indicated or the context otherwise requires.

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

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2013	2012
	(UNAUDITED)
Assets
Current assets
Cash and cash equivalents	$183,042	$9,465
Trade accounts receivable, net of allowance for doubtful accounts of $363,144 and $362,016, respectively	172,986	2,331,713
Other receivable, net	117,195	593,850
Related party receivable, net	681,567	642,000
Advances	20,061,302	17,532,739
Inventories, net	2,616,937	956,779
Total current assets	23,833,029	22,066,546

Noncurrent assets
Property, plant and equipment, net	323,851	342,705
Construction in progress	8,221,538	8,196,005
Advances - Long term	13,772,262	13,954,191
Prepaid expense - Long term	112,700	-
Intangible assets	15,295,000	15,381,250
Total noncurrent assets	37,725,351	37,874,151

Total assets	$61,558,379	$59,940,697

Liabilities and Stockholders' Equity
Current liabilities :
Accounts payable and accrued expenses	$235,321	$224,884
Short term bank loans	1,610,000	1,605,000
Other payable	3,522,945	3,512,045
Due to Related party	967,159	964,156
Unearned revenue	1,844,224	430,833
Tax Payable	206	103
Total current liabilities	8,179,855	6,737,021

Total liabilities	8,179,855	6,737,021

Equity
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares and 16,775,113 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,678	1,678
Additional paid in capital	15,341,710	15,341,710
Retained earnings	29,618,187	29,609,970
Statutary reserve	3,849,684	3,849,684
Accumulated other comprehensive income	4,557,225	4,391,004
Total stockholders' equity	53,368,484	53,194,046

Non controlling interest	10,040	9,630
Total equity	53,378,524	53,203,676
Total liabilities and stockholders' equity	$61,558,379	$59,940,697

The accompanying notes are an integral part of this unaudited consolidated condensed financial statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012

Net revenue from exclusive franchise stores	$3,909,069	$9,780,970
Net revenue from non-exclusive franchise stores	401,690	3,057,228
Net revenue from company owned stores	1,193,501	660,298
Net Revenue	5,504,260	13,498,496

Cost of goods sold from exclusive franchise stores	3,584,331	9,130,330
Cost of goods sold from non-exclusive franchise stores	368,957	2,854,158
Cost of goods sold from company owned stores	1,067,230	605,830
Cost of goods sold	5,020,518	12,590,318

Gross profit	483,742	908,178
Operating expenses:
Selling expense	356,565	483,774
General and administrative expenses	459,888	517,492
Bad debt recovery for due from related party	(80,318)	0
Total Operating Expenses	736,135	1,001,266

Net operating loss	(252,393)	(93,088)

Other income (expense):
Financial income (expense)	261,791	(815)
Other expense	(802)	-
Other income	-	-
Total other (expense) income	260,989	(815)

Net (loss) income before provisions for income taxes	8,596	(93,903)

Provision for income taxes	-	-

Net income (loss)	8,596	(93,903)
Netincome (loss) attributable to non-controlling interest in subsidiaries	375	-
Net income (loss) attributable to China Electronics Holdings, Inc.	8,221	(93,903)

Other Comprehensive Income:
Foreign currency translation adjustment	166,221	480,807

Comprehensive income	$174,816	$386,904
Comprehensive income attributable to non-controlling interest	682	-
Comprehensive income attributable to China Electronics Holdings Inc.	$174,134	$386,904
Earnings (loss) per share - basic	$0.00	$(0.01)
Earnings (loss) per share - diluted	$0.00	$(0.01)

Basic weighted average shares outstanding	16,775,113	16,775,113

Diluted weighted average shares outstanding	16,775,113	16,775,113

The accompanying notes are an integral part of this unaudited consolidated condensed financial statement.

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012

Net income (loss)	$8,221	$(93,903)
Adjustments to reconcile net income (loss) to net cash used in operations:
Net income attributable to non-controlling interest in subsidiary	375	-
Amortization	133,917	157,951
Bad debt recovery	(80,318)	-
Depreciation	20,690	4,026
Changes in operating liabilities and assets:
Trade accounts receivable	2,161,955	(1,411,082)
Advances	(2,356,844)	3,032,449
Inventories	(1,654,090)	(496,683)
Other receivables	477,613	5,832
Other payables	-	(1,411,521)
Unearned revenue	1,409,418	457,531
Accounts payable and accrued expenses	10,272	1,250
Net cash provided by operating activities	131,208	245,850

Cash flows from investing activities:
Property, plant and equipment additions	(805)	(31,367)
Construction in Progress	-	(347,937)
Net cash used in investing activities	(805)	(379,304)

Cash flows from financing activities
Related party receivable	42,751	-
Related party payable	-	-
Net cash used in financing activities	42,751	-

Effect of rate changes on cash	423	1,235

Increase (decrease) in cash and cash equivalents	173,577	(132,219)
Cash and cash equivalents, beginning of period	9,465	171,838
Cash and cash equivalents, end of period	$183,042	$39,619

Supplemental disclosures of cash flow information:
Interest paid in cash	$47,222	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of this unaudited consolidated condensed financial statement.

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2013
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

In August 2012, Guoying contributed $945,054 registered capital to Lu An GuoyingOpto-Electronics Technology Co., Ltd. (“Opto-Electronics”) which is 99% owned by Guoying. Mr. Hailong Liu, the CEO and Chairman of the Company, contributed $9,546 registered capital in cash and owned 1% of Opto-Electronics.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

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

2.	Summary of Significant Accounting Policies

Construction in Progress

Construction in progress at March 31, 2013 amounted to $8,221,538. During 2011, the Company started construction of four buildings, 4,800 square meters each and 19,200 square meters in total, on Pingqiao land to be used as warehouses to build the Company’s logistic center. The Company does not have sufficient capital to continue building the construction and will continue focusing on its electronics distribution business while it moves slowly on this construction by seeking business partners and financing.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company transactions and accounts have been eliminated in the consolidation. The functional currency is the Chinese Renminbi (“RMB”); however the accompanying financial statements have been translated and presented in United States Dollars (“USD”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2012 Form 10-K filed on April 16, 2013 with the U.S. Securities and Exchange Commission.

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

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted for accounts receivable to $363,144 and $362,016 as of March 31, 2013 and December 31, 2012, respectively. We do not set a specific date for payments from customers. The Company reviews the balance periodically and decides the collection time based on the market condition, the Company’s cash position, the potential purpose from the customers, the amount of the sales, and other conditions.

	Beginning balance	Cost charged to expense	Reduction from reverses	Ending balance
December 31, 2012	$2,198,376	$43,288	$1,897,648	$362,016
March 31, 2013	$362,016	$1,128	$-	$363,144

The follow table shows the composition of trade accounts receivable by exclusive and non-exclusive franchise stores as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Exclusive franchise stores	$536,130	$2,693,729
Non-exclusive franchise stores	-	-
	536,130	2,693,729
Allowance for doubtful accounts	(363,144)	(362,016)
Accounts receivable, net	$172,986	$2,331,713

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

	March 31, 2013	December 31, 2012
Electronic products	$2,616,937	$956,779

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2013, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

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

No return rights are granted to co-operative stores if they are unable to sell their purchased inventories to the end users. Additionally, our product sales from company-owned stores are covered by the respective manufacturers’ return and warranty policies and we receive full reimbursement for any costs associated with returns and warranty payments. As such, we do not estimate deductions or allowance for sales returns. The Company’s revenue from sales is presented as gross revenue. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $1,844,224 and $430,833 as of March 31, 2013 and December 31, 2012, respectively.

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

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging franchise fees, continuing fees and royalties to our exclusive stores. Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging franchise fees, continuing fees and royalties to our exclusive store. As such, total franchise fees for the three months ended March 31, 2013 and March 31, 2012 were $0.

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

Shipping and Handling Costs

ASC 605-45-20 (formerly EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs” ) establishes standards for the classification of shipping and handling costs. Shipping and Handling costs include shipping and handling costs related to shipping and handling our products from our warehouses to buyers’ designated locations at our exclusive or non-exclusive franchise stores, and company owned stores (collectively referred to as the “Stores”). Shipping and handling costs that are billed to Stores are classified as revenue, while those costs not billed to Stores are classified as selling expenses. Shipping and handling costs billed to customers and included within revenue for the three months ended March 31, 2013 and 2012 were $0 because the Company did not charge any shipping and handling expenses from Stores. Shipping and handling costs not billed to Stores and included within selling expenses for the three months ended March 31, 2013 and 2012 were $75,800 and $189,972, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $51,926 and $25,593 are included in selling expenses for the three months ended March 31, 2013 and 2012, respectively.

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

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. At March 31, 2013 and December 31, 2012, the cumulative translation adjustment of $4,557,225 and $4,391,004, respectively, was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the three months ended March 31, 2013 and 2012, translation adjustment was $166,221and $480,807, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of March 31, 2013 and December 31, 2012, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at March 31, 2013 and December 31, 2012.

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

There was no stock based compensation for the three months ended March 31, 2013 and 2012.

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

Basic and Diluted Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At March 31, 2013 and December 31, 2012, the Company had 0 and 0 warrants outstanding that were anti-dilutive.

  The following is a reconciliation of the basic and diluted earnings per share:

	For the three months ended March 31,
	2013	2012
Net income (loss) for earnings per share	$8,221	$(93,903)

Weighted average shares used in basic computation	16,775,113	16,775,113

Diluted effect of warrants	-	-

Weighted average shares used in diluted computation	16,775,113	16,775,113

Earnings (loss)per share, basic	$0.00	$(0.01)

Earnings (loss)per share, diluted	$0.00	$(0.01)

4.	Property and Equipment

  Property and equipment consisted of the following:

	March 31, 2013	December 31, 2012
Vehicle	$74,154	$73,924
Furniture and office equipment	367,091	365,147
Other assets	-	-
Total property and equipment	441,245	439,071
Accumulated depreciation	(117,394)	(96,366)
Net property and equipment	$323,851	$342,705

Depreciation expense included in selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 was $20,690 and $4,026, respectively.

5.	Other Receivables

Other receivables consisted of the following:

	March 31, 2013	December 31, 2012
Hongrong Real Estate Company	$2,249,170	$2,242,185
Deposit for office rent	32,200	32,100
Others	84,995	561,750
Subtotal	2,366,365	2,836,035
Allowance of other receivable	(2,249,170)	(2,242,185)
Total	$117,195	$593,850

The Company loaned $2,249,170 to Hongrong Real Estate Company (“Hongrong”), an unrelated party, on August 20, 2012. The loan is due on August 19, 2013 and secured by a building owned by Hongrong as a collateral. An allowance of $2,249,170 was reserved due to the uncertainty of the collection as of March 31, 2013.

An allowance for loans receivable is recorded when circumstances indicate that collection of all or a portion of a specific balance is unrecoverable. The Company provides for allowances on other accounts receivable on a specific identification basis. Certain other loans receivable amounts are charged off against the allowance after a sufficient period of collection efforts. Subsequent cash recoveries are recognized as other income in the period when they occur. $2,249,170and $2,242,185 were reserved as bad debt expenses for other receivable as of March 31, 2013 and December 31, 2012, respectively.

6.	Related parties

Related party receivable amounted to $681,567 and $642,000 as of March 31, 2013 and December 31, 2012, respectively. Related party receivable is company loans with 10% annual interest rate  to the CEO for operating advances collateralized with the CEO's personal property. The term of the loan is from August 28, 2012 to May 27, 2013.

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

In the three months ended March 31, 2013, Senyuan paid $37,527 (RMB499,800) to the Company and the payment was booked as reduction of operating expenses.The Company has fully reserved bad debt expenses allowance for the balance of related party receivable from Senyuan due to the uncertainty of the collection.

7.	Advances

The current advances to suppliers amounted to $20,061,302and $17,532,739 as of March 31, 2013 and December 31, 2012, respectively. The Company initially booked all advances for construction of property and equipment as construction in progress. The Company then adjusts the amount that has not been used in construction in progress to long term advances for construction of property and equipment based on percentage of completion.

Long term advances related to construction amounted to $13,772,262 and $13,954,191 as of March 31, 2013 and December 31, 2012, respectively. The advances to suppliers for construction of its property and equipment are classified as long-term since the assets to which the advances relate are long-term assets. If the Company determines that the products for which it prepaid will not be delivered then an impairment charge is taken. The Company transfers long term advances related to construction to construction in progress once used in construction.

8.	Intangible Assets

Intangible assets amounted to $15,295,000 and $15,381,250 as of March 31, 2013 and December 31, 2012, respectively. Intangible assets consisted of the following:

	March 31, 2013	December 31, 2012
Trade mark	$1,352	$1,348
Land use rights	16,100,000	17,215,013
Less accumulated amortization	(806,352)	(1,835,111)
Land use rights, net	$15,295,000	$15,381,250

The Chinese government owns all land in the PRC. However, the government grants "land use rights" for terms ranging from 20 to 50 years. The Company is amortizing the cost of land use rights over the usage terms of 30 years. Intangible assets are reviewed at least annually and more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2013, the Company determined that there had been no impairment.

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

Amortization expenses amounted $133,917 and $157,951 for the three months ended March 31, 2013 and 2012, respectively.

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

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012
Accounts payable	$-	$-
Accrued payroll	90,012	79,576
Claimed unpaid legal fee in dispute	145,309	145,308
Total	235,321	224,884

10.	Short Term Bank Loan

As of March 31, 2013, the Company has a short term bank loans of $1,610,000 collaterized with land use right.

One loan is from Rural Credit Cooperatives Of Luan, amounting to $805,000 as of March 31, 2013 , starting on April 28, 2012 and due on April 28, 2013, with an interest rate of 11.808% per annual, and collateralized with land use right.

The other loan is from Rural Credit Cooperatives of Luan, amounting to $805,000 as of March 31, 2013, starting on August 17, 2012 and due on August 17, 2013, with an interest rate of 11.7% per annual, and guaranteed by Anhui Juneng Guarantee Company.

Additional loan might be obtained to fund operating activities by the Company in the future.

11.	Other Payables

Other payables at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
HaiFeng Trading Co.	$3,284,400	$3,274,200
Others	238,545	237,845
Total	$3,522,945	$3,512,045

12.	Stockholders’ Equity

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

Shares issued for cash

There was no issuance of common stock for cash during the three months ended March 31, 2013.

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

Warrants consisted of the following:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life	Intrinsic Value
Outstanding, December 31, 2011	2,903,526	2,903,526	$2.30	2.41	$-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, December 31, 2012	2,903,526	2,903,526	2.30	1.41	-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, March 31, 2013	2,903,526	2,903,526	$2.30	1.16	$-

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2013	December 31, 2012
Series A, B, C, D, G
Annual dividend yield	-	-
Expected life (years)	0.75	1.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

	March 31, 2013	December 31, 2012
Series E, F
Annual dividend yield	-	-
Expected life (years)	2.75	3.00
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%

13.	Statutory Reserve Fund

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended March 31, 2013 and 2012, the Company transferred $0and $0, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expand production and operations of the Company. No minimum contribution is required and the Company has not made any contribution to this fund. For the three months ended March 31, 2013 and 2012, the Company transferred $0 and $0, respectively, to this reserve.

14.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan. The total expense for the above plan was $34,678 and $31,809 for the three months ended March 31, 2013 and 2012, respectively.

15.	Other Income (Expense)

Other income for the three months ended March 31, 2013 amounted to $260,989. Other expense for the three months ended March 31, 2012 amounted to $815. Other income includes mainly $261,791interest income. Other expense for the three months ended March 31, 2013 and 2012 are as follows:

	For the three months ended March 31,
	2013	2012
Other expense:
Financial Income (expense)	$261,791	$(815)
Other income	-	-
Other expense	(802)	-
Total other income (expense)	$260,989	$(815)

16.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions – the People’s Republic of China and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2013. Accordingly, the Company has no net deferred tax assets.

Our effective tax rates were approximately 0% and 0% for the three months ended March 31, 2013 and 2012, respectively. Currently the local government and central government tax benefit will expire on March 31, 2013 and December 31, 2013, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2013 and 2012:

	2013	2012

U.S. Statutory rates	34.00%	34.00%

Foreign income not recognized in USA	(34.00)	(34.00)

China income taxes	25.00	25.00

China income tax exemption	(25.00)	(25.00)

Total provision for income taxes	0.00%	0.00%

The provision for income taxes from continuing operations on income consists of the following for the three months ended March 31, 2013 and 2012:

For the three months ended March 31
	2013	2012
US current income tax expense (benefit)
Federal	$—	$—
State	$—	$—
PRC current income tax expense (benefit)	$—	$—
Total provision for income tax	$—	$—

United States of America

As of March 31, 2013, the Company in the United States had approximately $2,378,190 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at March 31, 2013 consists mainly of net operating loss incurred in 2011 and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Net operation loss carry forward	$(2,378,190)	$(2,378,190)
Total deferred tax assets	784,803	784,803
Less: valuation allowance	(784,803)	(784,803)
Net deferred tax assets	—	—
Change in valuation allowance	$—	$—

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on September 2, 2007 providing that Guoying is subject to income tax and VAT benefit treatment of reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from October 1, 2007 until December 31, 2010. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment of reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013. However, according to the approval, Guoying has option to pay more tax per year at its discretion. Therefore, currently, Guoyingis charged at a fixed annual amount of reduced tax rate of no less than RMB7, 500 per year that changes every year to cover all types of taxes including income taxes. The income tax expenses for the three months ended March 31, 2013 and 2012 are $0 and $0, respectively. There were no significant book and tax basis differences.

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

For the three months ended March 31, 2013 and 2012, there is no major customer that individually comprised more than 10% of the Company’s total sales.

There are four major vendors accounting for over 10% of the Company’s total purchases for the three months ended March 31, 2013, with ShangdongHuangming Solar Power Sales Co. accounting for 29%, Lu’AnZhongxing Trade Co. accounting for 16%, Shenzhen Skyworth · RGB Electronics Co. Anhui Branch accounting for 14%, Ningbo HailuElectric Appliance Co., Ltd. accounting for 11%. The accounts payable balance as of March 31, 2013 for these four vendors was $0. There are two major vendors each accounting for over 10% of the Company’s total purchases for the year ended March 31, 2012, with ShangdongHuangming Solar Power Sales Co. accounting for 44%, Guangdong Zhigao air conditioners Co. accounting for 10%. T he accounts payable balance as of March 31, 2012 for these two vendors was $0.

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company is in litigation with its prior attorney, who commenced an action against the company in the Supreme Court of the State of New York County of New York on February 2011 for approximately $145,308.14 plus accrued interest for legal services provided to China Financial Services, a financial advisory firm, on behalf of the Company. The Company intends to contest this action and believes that there are defenses available to the Company. This amount has been accrued as of March 31, 2013 and is included in accrued expenses.

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

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $40,384 and $40,087 for the three months ended March 31, 2013 and 2012 respectively.

The lease expenses for the next five years are estimated to be as follows:

2014	$130,253
2015	12,727
2016	12,727
2017	12,727
2018	5,303
Thereafter	-
Total	$173,737

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

The Company was organized into three main business segments: (1) Exclusive franchise stores, (2) Non-exclusive franchise stores, and (3) Company owned stores. The following table presents a summary of operating information for the three months ended March 31, 2013 and 2012, and certain year-end balance sheet information as of March 31, 2013 and December 31, 2012, respectively.

	For the three months ended March 31,
	2013	2012
Revenues from unaffiliated customers:
Exclusive franchise stores	$3,909,069	$9,780,970
Non-exclusive stores	401,690	3,057,228
Company owned stores	1,193,501	660,298
Consolidated	$5,504,260	$13,498,496
Gross Profit:
Exclusive franchise stores	$324,738	$650,640
Non-exclusive stores	32,733	203,070
Company owned stores	126,271	54,468
Consolidated	$483,742	$908,178

Depreciation and amortization:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	154,607	161,976
Consolidated	$154,607	$161,976
Capital expenditures:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	805	379,304
Consolidated	$805	$ 379,304

Identifiable assets:	As of March 31, 2013	As of December 31, 2012
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	61,558,379	59,940,697
Consolidated	$61,558,379	$59,940,697

19.	Subsequent Events

Related party receivable of $681,567 as of March 31, 2013 was due from the CEO of Guoying by May 27, 2013. The CEO of Guoying paid the related party receivable in full in May 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2013 and 2012, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Lu’anGuoying Electronic Sales Co., Ltd., a PRC corporation, (“Guoying”) was established on January 4, 2002. Guoying sells electronic products in the PRC through its company-owned stores and to exclusive franchise stores and non-exclusive stores.

In August 2012, Guoying contributed $945,054 to the capital of Lu An GuoyingOpto-Electronics Technology Co., Ltd. (“Opto-Electronics”) which is 99% owned by Guoying. Mr. Hailong Liu, the CFO and Chairman of Guoying, contributed $9,630 to the capital of and owns 1% of Opto-Electronics.

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

On July 9, 2010, we consummated a Share Exchange Agreement with certain Selling Stockholders. Pursuant to the Share Exchange Agreement, 10 former stockholders of our subsidiary, CEH Delaware, transferred to us 100% of the outstanding shares of common stock and preferred stock of CEH Delaware and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902 newly issued shares of our Common Stock and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock. CEH Delaware’s outstanding Series A warrants were exchanged on a one-for-one basis for Series A warrants of the Company to purchase an aggregate of 314,285 shares of Common Stock, with an exercise price of $2.19 per share. CEH Delaware’s outstanding Series B warrants were exchanged on a one-for-one basis for Series B warrants of the Company to purchase an aggregate of 314,285 shares of Common Stock, with an exercise price of $2.63 per share. CEH Delaware’s outstanding $1.00 warrants were exchanged on a one-for-one basis for Series E warrants of the Company to purchase an aggregate of 1,000,000 shares of Common Stock, with an exercise price of $0.25 per share. Subsequent to the consummation of the Share Exchange through a merger with a wholly owned subsidiary, Buyonate, Inc. changed its name to China Electronics Holdings, Inc. The merger and name change were approved by the Financial Industry Regulatory Authority (“FINRA”) and the Common Stock began trading under the symbol “CEHD.OB” on August 23, 2010.

Results of Operations

Wholesale and Retail of Consumer Electronics Appliances

We operated 2 company-owned stores as of March 31, 2013. We opened our headquarters company-owned store located in Guangcai Big Market in the second quarter of 2011.

As of March 31, 2013, we have exclusive franchise agreements with 306 exclusive franchise stores operated under the Guoying brand name (the “Exclusive Franchise Stores”). We entered into franchise agreements with 247, 61, 93, 91 and 0 new exclusive franchise stores in 2009, 2010, 2011, 2012 and first quarter of 2013, respectively. We terminated our exclusive franchise agreement with 47, 0, 233, 131 and 0 exclusive franchise stores in 2009, 2010, 2011, 2012 and first quarter of 2013, respectively. Both our Company-owned stores and our exclusive franchise stores only sell merchandise that we provide as their exclusive wholesaler, and such merchandise includes Guoying branded products as well as products from major wholesalers and manufacturers, such as Sony, Samsung and LG.

As of March 31, 2013, we have non-exclusive franchise agreements with 176 stores (the “Non-Exclusive Franchise Stores”) to which we provide Guoying branded merchandise on a non-exclusive wholesale basis. We entered into franchise agreements with 111, 557, 1, 20and 0 non-exclusive franchise stores in 2009, 2010, 2011, 2012 and first quarter of 2013, respectively. We terminated our non-exclusive franchise agreements with 15, 18, 362, 198and 0 non-exclusive franchise stores in 2009, 2010, 2011, 2012 and first quarter of 2013, respectively.

We currently target customers in county, township and villages (the third, fourth and fifth tiers of markets) in rural areas in Anhui Province of China. Our distribution and sales network currently covers twelve districts and counties in Anhui province, namely Shou County, Shu City, Jin An, Yu An, Huo Shan, Jinn Sai, HuoQiu, Gu Shi, Ye Ji, Fei West, Fei East, and Huai Nan Districts.

In August 2011, our Board decided to terminate our exclusive and non-exclusive franchise agreements with a number of stores in order to strengthen and grow the Company’s business after concluding that the rapid growth of the number of stores serviced by the Company and aggressive business expansion had caused deficiencies in the Company’s internal controls and management. The following criteria was used to determine which stores (“Disqualified Exclusive Stores” and “Disqualified Non-Exclusive Stores”) to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing and resulting in lower profit margins; and (iii) stores located remotely Lu An City that result in higher transportation and logistics expenses to us. During the year ended December 31, 2012, we closed 0 company-owned stores, terminated our contracts with 131 exclusive franchise stores, and terminated our contracts with 198 non-exclusive franchise stores.  During the three months ended March 31, 2013, we closed 0 company-owned stores, terminated our contracts with 0 exclusive franchise stores, and terminated our contracts with 0 non-exclusive franchise stores. We will continue to evaluate and decide if we need to terminate any more stores in 2013.

When we use the terms "open" or "opened" in referring to an exclusive or non-exclusive franchise store, we mean that we had entered into a franchise agreement with such store and that it was in operation.  When we use the terms "close," "closed" or "terminated" in reference to an exclusive or non-exclusive franchise store we mean that we had terminated our agreement with such store.

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

Three months ended March 31, 2013 Compared with Three months ended March 31, 2012

Revenues

Our net revenue for the three months ended March 31, 2013 was $5,504,260, a decrease of 59.2%, or $7,994,236, from $13,498,496 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, net revenue from exclusive franchise stores was $3,909,069, a decrease of 60.0%, or $5,871,901, from $9,780,970 for the three months ended March 31, 2012. There were 306 exclusive franchise stores as of March 31, 2013, same as the 306 exclusive franchise stores as of December 31, 2012. The Company entered into franchise agreements with 0 exclusive stores and terminated its agreement with 0 exclusive stores in the first quarter of 2013.

For the three months ended March 31, 2013, net revenue from non-exclusive stores was $401,690, a decrease of 86.9%, or $2,655,538, from $3,057,228 for the three months ended March 31, 2012. There were 176 non-exclusive stores as of March 31, 2013, same as the 176 non-exclusive stores as of December 31, 2012. The Company entered into a non-exclusive franchise agreement with 0 non-exclusive stores and terminated its agreement with 0 non-exclusive stores in the first quarter of 2013.

For the three months ended March 31, 2013, net revenue from company owned stores was $1,193,501, an increase of 80.8%, or $533,203, from $660,298 for the three months ended March 31, 2012. The increased revenue from company-owned stores was mainly because Company enhanced management for Company-owned stores. The Company hired specialists to improve products placements in stores, increased staff training of products knowledge, improved store image, continued promotion activities, and improved after sales customer service.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the three months ended March 31, 2013 and 2012 are as follows:

Three Months-Ended 3/31/2012	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$3,057,228	$9,780,970	$660,298	$13,498,496
Cost of Sales	$2,854,158	$9,130,330	$605,830	$12,590,318
Gross Profit	$203,070	$650,640	$54,468	$908,178

Three Months-Ended 3/31/2013	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$401,690	$3,909,069	$1,193,501	$5,504,260
Cost of Sales	$368,957	$3,584,331	$1,067,230	$5,020,518
Gross Profit	$32,733	$324,738	$126,271	$483,742

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2012 and that have been in continuous operation as of March 31, 2013 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2012 or 2013. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in three months ended March 31, 2012 and 2013, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$392,570	$-	$392,570	100%
Exclusive Franchise Stores	$2,480,539	$274,626	$2,205,913	803%
Company-Owned Stores	$1,193,501	$660,298	$533,203	81%
Total	$4,066,610	$934,924	$3,131,686	335%

The primary reason for the increase in Same Stores Sales was the increase in sales from exclusive stores (“Same Exclusive Franchise Stores”), increase in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”), and increase in sales from company-owned stores (“Same Company-Owned Stores”). The increase in our sales in Same Exclusive Franchise stores is a result of the company’s many efforts in assisting such stores. For example, the Company increased support to long-term customers of Exclusive stores with good credits. For example, the Company provided promotion activities, conduct customer surveys and marketing analysis, and provide advisory services in terms of sales and pricing strategies as well as post sale service to its long term customers with good credentials.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Number of Same Stores	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012
Non-Exclusive Franchise Stores	156	156
Exclusive Franchise Stores	217	217
Company-Owned Stores	2	2

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$2,516	$-	$2,516	100%
Exclusive Franchise Stores	$11,431	$1,266	$10,165	803%
Company-Owned Stores	$596,751	$330,149	$266,602	81%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened or with which we entered into a franchise agreement in either 2013 or 2012 that are in existence under normal business operations as of March 31, 2013 and excluding stores that closed in 2013 or 2012 (“New Stores”). New Store Sales are defined as sales from the New Stores. 2012 New Store Sales refer to the sales from New Stores opened or with which we entered into a franchise agreement in 2012 and not closed in 2013. 2013 New Store Sales refer to the sales generated in 2013 from both New Stores opened or with which we entered into a franchise agreement in 2012 and 2013 that have not closed as of the end of March 31, 2013.

New Stores Sales operating in both 2012 and 2013, and the increase experiences at a percentage are as follows:

New Store Sales	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$9,120	$-	$9,120	100%
Exclusive Franchise Stores	$1,402,116	$1,447,260	$(45,144)	(3)%
Company-Owned Stores	$-	$-	$-	-%
Total	$1,411,236	$1,447,260	$(36,024)	(2)%

The primary reason for the decrease in New Stores Sales was the decrease of sales from new exclusive franchise stores (the “New Exclusive Franchise Stores”), offset by the increase in sales from new Non-Exclusive franchise stores (the “New Non-Exclusive Franchise Stores). The increase of sales from New Non-Exclusive Franchise Stores is due to the fact that the Company had 20 New Non-Exclusive Franchise Stores had sales in the three months ended March 31, 2013and only 1 in the three months ended March 31, 2012. The decrease of sales from exclusive stores is because of the decreased per stores sales for new exclusive franchise stores due to less sales to new stores in 2013 compared to 2012.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

Number of New Stores	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012
Non-Exclusive Franchise Stores	20	1
Exclusive Franchise Stores	91	75
Company-Owned Stores	-	-

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$456	$-	$456	100%
Exclusive Franchise Stores	$15,408	$19,297	$(3,889)	(20)%
Company-Owned Stores	$-	$-	$-	-%

Sales and Average Per Store Sales of Closed Stores

Closed Stores are defined as stores that were closed or with which the Company terminated its agreement in either 2013 or 2012 (the “Closed Stores”). Closed Store Sales are defined as sales from the Closed Stores. 2012 Closed Store Sales refer to sales generated in 2012 from stores whose franchise agreements were terminated or which closed in 2012 or 2013. 2013 Closed Store Sales refer to sales generated in 2013 from stores whose franchise agreements were terminated or which closed in 2013.

Closed Store Sales in 2012 and 2013, and the change experienced as a percentage are as follows:

Closed Store Sales	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$3,057,228	$(3,057,228)	(100)%
Exclusive Franchise Stores	$26,414	$8,059,084	$(8,032,670)	(99.7)%
Company-Owned Stores	$-	$-	$-	-%
Total	$26,414	$11,116,312	$(11,089,898)	(99.8)%

The decrease in Closed Store Sales results from the fact that Stores whose franchise agreements were terminated or which closed in 2012 generated no sales for the Company in the three months ended March 31, 2013. The Company resolved to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) stores that sold brands of merchandise not supplied by us. The Company closed two Company-owned stores to concentrate its resources in managing Company-owned stores.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Number of Closed Stores	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/202
Non-Exclusive Franchise Stores	-	198
Exclusive Franchise Stores	-	131
Company-Owned Stores	-	-

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$15,441	$(15,441)	(100)%
Exclusive Franchise Stores	$-	$61,520	$(61,520)	(100)%
Company-Owned Stores	$-	$-	$-	-%

Other information

The following is a summary of revenue by product line for the three months ended March 31, 2013 and 2012:

	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012
Solar Power Products	$738,771	$6,045,658
Air Conditioner	$1,542,936	$2,198,022
Refrigerator	$389,491	$1,745,284
TV	$1,421,471	$2,601,700
Washer	$969,349	$765,257
Others	$442,242	$142,575
Total	$5,504,260	$13,498,496

The decrease of revenue for the three months ended March 31, 2013 compared to the same period last year is mainly due to the decreased sales from Solar-powered products. Solar-powered products sales decreased by $5,306,887, or 87.8%, from $6,045,658 in the three months ended March 31, 2012 to $738,771 in the same period in 2013. The decrease is mainly due to decreased solar-powered products sales of Huayang Brand. The decrease is due to increased market competition of solar-powered products, fulfilled market, and Huayang’s failure to increase its sales in the market.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2013 was $5,020,518, a decrease of $7,569,800, or 60.1%, compared to 12,590,318 for the three months ended March 31, 2012. The decrease was mainly due to the decrease in sales.

	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012

Cost of goods sold from non-exclusive stores	$368,957	$2,854,158
Cost of goods sold from exclusive franchise stores	3,584,331	9,130,330
Cost of goods sold from company-owned stores	1,067,230	605,830
Cost of goods sold	$5,020,518	$12,590,318

For the three months ended March 31, 2013, cost of goods sold from non-exclusive stores was $368,957, a decrease of 87.1%, or $2,485,201, from $2,854,158for the three months ended March 31, 2012. The decrease was in line with the decrease in sales from non-exclusive stores.

For the three months ended March 31, 2013, cost of goods sold from company-owned stores was $1,067,230, an increase of 76.2%, or $461,400, from $605,830 for the three months ended March 31, 2012. The increase was in line with the increase in sales from company-owned stores.

For the three months ended March 31, 2013, cost of goods sold from exclusive franchise stores was $3,584,331, a decrease of 60.7%, or $5,545,999, from $9,130,330 for the three months ended March 31, 2012. The decrease was in line with the decrease in sales from exclusive stores.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$360,583	$-	$360,583	100%
Exclusive Franchise Stores	$2,275,502	$256,156	$2,019,346	788%
Company-Owned Stores	$1,067,231	$604,439	$462,791	77%
Total	$3,703,316	$860,595	$2,842,721	330%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$2,311	$-	$2,311	100%
Exclusive Franchise Stores	$10,486	$1,180	$9,306	788%
Company-Owned Stores	$533,615	$302,220	$231,395	77%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$8,373	$-	$8,373	100%
Exclusive Franchise Stores	$1,284,813	$1,349,017	$(64,204)	(5)%
Company-Owned Stores	$-	$-	$-	-%
Total	$1,293,186	$1,349,017	$(55,831)	(4)%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$419	$-	$419	100%
Exclusive Franchise Stores	$14,119	$17,987	$(3,868)	(22)%
Company-Owned Stores	$-	$-	$-	-%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$2,854,158	$(2,854,158)	(100)%
Exclusive Franchise Stores	$24,016	$7,525,157	$(7,501,140)	(99.7)%
Company-Owned Stores	$-	$1,391	$(1,391)	(100)%
Total	$24,016	$10,380,706	$(10,356,689)	(99.8)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$14,415	$(14,415)	(100)%
Exclusive Franchise Stores	$-	$57,444	$(57,444)	(100)%
Company-Owned Stores	$-	$-	$-	-

Other information

The following is a summary of cost of goods sold by product line for the three months ended March 31, 2013 and 2012:

	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012
Solar Power Products	$681,169	$5,463,232
Air Conditioner	$1,397,260	$2,049,376
Refrigerator	$353,194	$1,624,610
TV	$1,301,785	$2,424,812
Washer	$880,593	$713,826
Others	$406,517	$134,462
Total	$5,020,518	$12,590,318

Gross Profit

Gross profit for the three months ended March 31, 2013 was $483,742, a decrease of $424,436, or approximately 46.7%, compared to $908,178 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, gross profit for non-exclusive stores was $32,733, a decrease of 83.9%, or $170,337, from $203,070 for the three months ended March 31, 2012. The decrease was mainly due to the decreased sales from non-exclusive stores.

For the three months ended March 31, 2013, gross profit for exclusive franchise stores was $324,738, a decrease of 50.1%, or $325,902, from $650,640 for the three months ended March 31, 2012. The decrease was mainly due to the decreased sales from exclusive franchise stores.

For the three months ended March 31, 2013, gross profit for company-owned stores was $126,271, an increase of 131.8%, or $71,803, from $54,468 for the three months ended March 31, 2012. The increase was mainly due to increased sales from company-owned stores.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$31,987	$-	$31,987	100%
Exclusive Franchise Stores	$205,037	$18,469	$186,568	1,010%
Company-Owned Stores	$126,271	$55,859	$70,412	126%
Total	$363,295	$74,328	$288,967	389%

The average gross profit per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$205	$-	$205	100%
Exclusive Franchise Stores	$945	$85	$860	1,010%
Company-Owned Stores	$63,135	$27,929	$35,206	126%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$746	$-	$746	100%
Exclusive Franchise Stores	$117,303	$98,243	$19,060	19%
Company-Owned Stores	$-	$-	$-	-%
Total	$118,049	$98,243	$19,806	20%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$37	$-	$37	100%
Exclusive Franchise Stores	$1,289	$1,310	$(21)	(2)%
Company-Owned Stores	$-	$-	$-	-%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$203,070	$(203,070)	(100)%
Exclusive Franchise Stores	$2,398	$533,928	$(531,530)	(99.6)%
Company-Owned Stores	$-	$(1,391)	$1,391	(100)%
Total	$2,398	$735,607	$(733,209)	(99.7)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$1,026	$(1,026)	(100)%
Exclusive Franchise Stores	$-	$4,076	$(4,076)	(100)%
Company-Owned Stores	$-	$-	$-	-%

Other information
The following is a summary of gross profit by product line for the three months ended March 31, 2013 and 2012:

	Three Months-Ended 3/31/2013	Three Months-Ended 3/31/2012
Solar Power Products	$57,602	$402,426
Air Conditioner	$145,676	$148,646
Refrigerator	$36,297	$120,674
TV	$119,686	$176,888
Washer	$88,756	$51,431
Others	$35,725	$8,113
Total	$483,742	$908,178

Gross Profit Rate

Gross profit rate for the three months ended March 31, 2013 was 8.79%, an increase of approximately 30.6%, compared to 6.73% for the three months ended March 31, 2012. The increase of gross profit rate is because the change of product portfolios in our sales during the three months ended March 31, 2013 compared to the same period last year. We sold less low margin solar-powered products during the three months ended March 31, 2013 compared to the same period last year. The Company continues to improve managing its sales network as well as products offered, which continuously requires us to review pricing on existing products and existing sales channels. We expect that our pricing strategies will continue to evolve to market conditions and expect improvements to have a marginalizing effect on the noted increase in gross profit rates at exclusive franchise stores as changes in product offerings mature along with their related pricing strategies.

For the three months ended March 31, 2013, gross profit rate for exclusive franchise stores was 8.31%, an increase of 24.9% compared to 6.65% for the three months ended March 31, 2012. The increase of gross profit rate is because the change of product portfolios in our sales during the three months ended March 31, 2013 compared to the same period last year.

For the three months ended March 31, 2013, gross profit rate for non-exclusive stores was 8.15%, an increase of 22.7%, compared to 6.64% for the three months ended March 31, 2012. The increase of gross profit rate is because the change of product mix in our sales during the three months ended March 31, 2013 compared to the same period last year.

For the three months ended March 31, 2013, gross profit rate for company-owned stores was 10.58%, an increase of 28.3%, compared to 8.25% for the three months ended March 31, 2012. The increase of gross profit rate is because the change of product mix in our sales during the three months ended March 31, 2013 compared to the same period last year. In the three months ended March 31, 2013, the Company decreased the sales of low margin solar-powered products due to less demand from the market.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 were $736,135, a decrease of $265,131, or 26.5%, from $1,001,266 for the three months ended March 31, 2012.

Selling expenses for the three months ended March 31, 2013 were $356,565, a decrease of $127,209, or 26.3%, from $483,774 for the three months ended March 31, 2012. The decrease of selling expenses relates primarily to decreased shipping and handling and decreased sales commission expenses due to decreased sales.

General and administrative expenses for the three months ended March 31, 2013 were $459,888, a decrease of $57,604, or 11.1%, from $517,492 for three months ended March 31, 2012. The decrease is mainly due to decreased consulting expenses offset by increased amortization expenses.

During the three months ended March 31, 2013 and 2012, recovery of debt expenses of $80,318 and $0 were recorded as a reduction of operating expenses.

Net Operating Loss

Our net operating loss for the three months ended March 31, 2013 was $252,393, an increase of $159,305, or 171.1%, from $93,088 for the same period in 2012. The increase was mainly due to sales and gross profit decreased more than operating expenses decreased.

Other Income (Expense)

Our net other income for the three months ended March 31, 2013 was $260,989, an increase of $261,804, or 32,123.2%, from net other expense $815 for the same period in 2012. The increase of other income was mainly due to increase in interest income of $261,791 during the three months ended March 31, 2013.

Provision for Income Taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment out of a reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013 subject to Guoying's option to pay more in taxes should it elect to do so. Therefore, currently, Guoying is charged at a fixed annual reduced tax rate no less than RMB7, 500 per year that changes every year to cover all types of taxes including income taxes. The income tax expenses for the three months ended March 31, 2013 and 2012 are $0 and $0, respectively. There were no significant book and tax basis differences.

Net Income (Loss) Attributable to China Electronics Holdings, Inc.

Our net income attributable to China Electronics Holdings, Inc. for the three months ended March 31, 2013 was $8,221, an increase of $102,124, or 108.8%, from net loss attributable to China Electronics Holdings, Inc. of $93,903 for the same period in 2012. The increase was mainly due to the increase in financial income during the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2013 or during the three months ended March 31, 2012 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $183,042, an increase of $173,577 from $9,465 as of December 31, 2012. We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	March 31, 2013	March 31, 2012
Net cash provided by operating activities	$131,208	$245,850
Net cash used in investing activities	(805)	(379,304)
Net cash used in financing activities	42,751	-
Effect of rate changes on cash	423	1,235
Increase /(Decrease) in cash and cash equivalents	173,577	(132,219)
Cash and cash equivalents, beginning of period	9,465	171,838
Cash and cash equivalents, end of period	$183,042	$39,619

Net cash provided by operating activities was $131,208 for the three months ended March 31, 2013, compared to net cash provided by operating activities was $245,850 for the three months ended March 31, 2012, a decrease of $114,642 or 46.6%.The decrease of net cash provided by operating activities was primarily due to more increases in advances offset by decreased net loss and less decrease in accounts receivable in the three months ended March 31, 2013 compared to the same period in 2012.

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

Growth Strategies

We funded our growth strategy from our working capital and below are a summary of approximately how much we have spent in year 2012 and estimates for 2013 to achieve our growth strategies:

Growth Strategies	Estimate in2013	Spent in 2012

Develop new company-owned stores in Anhui Province	$2,300,000	629,600

Develop new exclusive franchise stores in Anhui, Hunan and Hubei Provinces	$-	472,200

Develop new non-exclusive stores in Anhui, Hunan and Hubei Provinces	$-	1,574,000

Constructions for logistics centers	$-	7,787,000

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

Investing Activities

Net cash used in investing activities was $805 for the three months ended March 31, 2013, compared $379,304 used in investing activities for the three months ended March 31, 2012, a decrease of $378,499, or 99.8%. The decrease of net cash used in investing activities was primarily due to less investment in construction in progress in the three months ended March 31, 2013 compared to the same period 2012.

Financing Activities

Net cash provided by financing activities was $42,751for the three months ended March 31, 2013, compared to $0 for the three months ended March 31, 2012. The increase was mainly due to more increased related party receivable in the three months ended March 31, 2013 compared to the same period 2012.

Inflation and Changing Prices

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. As of July2009, 2010, 2011, and 2012, the rates of inflation in China were 5.9%, negative 0.7%, 6.4%, and 1.8% respectively. Fluctuations in inflation in China compared to inflation in the U.S. is likely to result in fluctuations in the exchange rate between U.S. dollars and RMB, which will in turn affect our financial position and results of operations.

Contractual Obligations

Our significant contractual obligations are as follows:

The Company incurred rent expenses of $40,384 and $40,087 for the three months ended March 31, 2013 and 2012, respectively.

The lease expenses for the next five years are estimated to be as follows:

2013	$130,253
2014	12,727
2015	12,727
2016	12,727
2017	5,303
Thereafter	-
Total	$173,737

Obligations for Land Use Rights

The Company entered into a Land Investment on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 300 Chinese acres to be issued by local peoples government. At first we decided to use the land to build our LED manufacturing facility. Then due to the shrink of LED market and demand, we decide to use the land to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. We currently do not have sufficient capital to continue the construction at this time and the Company will continue its electronics distribution business while it moves slowly on the development of construction of logistic center by seeking business partners and financing. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receive the land use right certificate issued by relevant PRC government pursuant to the Land Investment. The Company received a land use right certificate issued by peoples government of Yu An District on April 16, 2012 with a validation term of 50 years until 2062 for 38,449 square meters where the four warehouses are built on. The Company has not received land use right certificate for the remaining parcels of land. The Company believes that if the land use right certificate is not granted to the Company by the local government, the Company will get a refund of the retainer from Pingqiao Committee pursuant to its contractual rights as set forth in Section 8 of Investment Agreement between Ping Bridge Industrial Park and Lu’anGuoying Electronics Sales Co.

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

Recent Accounting Pronouncements

FASB Accounting Standards Update No. 2012-11

In December 2012, the FASB issued the FASB Accounting Standards Update No. 2012-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2012-11”).This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.
The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2012-11 is not expected to significantly impact the Company’s consolidated financial statements.

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

As of March 31, 2013, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”), our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, and our consolidated financial statements and related notes included in Item 1 of Part I of this report.  Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

45

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

Date:  August 2, 2013