Form 10-K/A
period 2012-12-31
China Electronics Holdings, Inc.
filed 2013-11-19
CIK 1440770

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

PART I

ITEM 1.  BUSINESS

Introduction

China Electronic Holdings, Inc (“CEH Delaware”) was organized on November 15, 2007 in Delaware as a development stage company. China Electronics Holdings, Inc (“CEHD Nevada” or the “Company”), formerly named Buyonate, Inc. and the public company, was incorporated in the State of Nevada on July 9, 2007., Lu'an Guoying Electronic Sales Co., Ltd. a domestic PRC corporation, (“Guoying”) was established on January 4, 2002 to engage in wholesale and retail of electronics consumer products to rural areas in An Hui province. Mr. Hailong Liu is the CEO and Chairman of Guoying. CEH Delaware owns 100% equity interest in CEH Nevada which owns 100% equity interest in Guoying.

On December 26, 2008, pursuant to the Share Transfer Agreement entered into (the “2008 Share Transfer”) between the shareholders of Guoying (the “Guoying Shareholders”) and CEH Delaware, CEH Delaware agreed to acquire 40% of the outstanding equity securities of Guoying (the “Guoying Shares”) from Guoying Shareholders in consideration for RMB 400,000 contribution of registered capital from CEH Delaware to Guoying.

On December 31, 2009, pursuant to the Share Transfer Agreement entered into (the “2009 Share Transfer”) between Guoying Shareholders and CEH Delaware, CEH Delaware agreed to acquire the remaining 60% of Guoying Shares from Guoying Shareholders in consideration for RMB 600,000 contribution of registered capital from CEH Delaware to Guoying.

The amount of RMB400, 000 was paid in February 2010 and the amount of RMB 600,000 was paid in July 2010 by CEH.   The 40% and 60% Guoying shares were actually transferred from Guoying Shareholders to CEH Delaware on September 29, 2009 and November 25, 2010 respectively and registered with local government authority. As a result of the transactions, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware with registered capital of RMB 1,000,000 and subsequently increased its paid-in capital to $2,838,653 in 2010 subsequent to the 2010 PIPE financing. The transaction was approved by Ministry of Commerce of Anhui Province and registered with Administration and Industry of Commerce of Lu An City.

On January 4, 2010, the Board of Directors of CEH Delaware adopted a board resolution and resolved that it is in the best interest of CEH Delaware to issue 13,213,268 CEH Delaware shares pursuant to a call option agreement which provides that Sherry Li is the call option holder on behalf of Guoying Shareholders.

In February 2010, as a result of 2008 and 2009 Share Transfer Agreements, CEHD Delaware issued 13,213,268 CEH Delaware Shares, constituting 96.6% of issued and outstanding shares of CEH Delaware to Sherry Li, the nominee shareholder on behalf of Mr. Hailong Liu who is the nominee shareholder on behalf of Guoying Shareholders concurrent with the 2008 and 2009 Shares Transfers.

On February 10, 2010, Mr. Hailong Liu entered into a call option agreement (the “2010 February Call Option Agreement”) and voting trust agreement (the “2010 February Voting Trust Agreement) with Sherry Li.  Pursuant to the 2010 February Call Option and Voting Trust Agreement, Ms. Sherry Li agreed to serve as nominee shareholder for Mr. Liu and grant Mr. Hailong Liu the voting power and call option to acquire 13,213,268 CEH Delaware shares held by Ms. Sherry Li.   The Voting Trust Agreements provide that Ms. Sherry Li shall not vote or dispose of the respective portion of the shares of common stock without Mr. Liu’s prior written consent and is obligated to transfer Option Shares to Mr. Liu at nominal consideration of $0.001 per share par value. The Voting Trust Agreements further provides that, Sherry Li, the nominee shareholder, has no decision power to vote or dispose of the Option Shares without Mr. Liu’s consent.

On July 9, 2010, the Company entered into a Share Exchange Agreement, dated (the “Share Exchange Agreement”) with CEH Delaware and CEH Delaware Stockholders.  Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Delaware Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902   newly issued shares of the Company’s Common Stock and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock. The shares of the Company’s common stock acquired by the CEH Delaware Stockholders in such transactions constitute approximately 82.2% of the Company’s issued and outstanding Common Stock (including 68.9% owned by former Guoying Shareholders) giving effect to the share and warrant exchange and the sale of the Company’s Common Stock pursuant to the Subscription Agreement, but not including any outstanding purchase warrants to purchase shares of the Company’s common stock, including the warrants issued pursuant to the Subscription Agreement.

On July 9, 2010, Mr. Hailong Liu entered into a call option agreement (the “2010 July Call Option Agreement”) and voting trust agreement (the “2010 July Voting Trust Agreement”) with Sherry Li.  Pursuant to the 2010 July Call Option Agreements, Mr. Liu received two-year options exercisable for 11,556,288 shares of common stock (the Option Shares) from Sherry Li concurrent with the 2010 July Share Exchange and Mr. Liu shall have right and option to acquire 50% of Option Shares upon first filing of a quarterly report on Form 10-Q with the SEC on August 23, 2010 following the execution of the Share Exchange Agreement and 50% of the remaining Option Shares 2 years after such filing by August 23, 2012. The Voting Trust Agreements provide that Ms. Sherry Li shall not vote or dispose of the respective portion of the shares of common stock without Mr. Liu’s prior written consent and is obligated to transfer Option Shares to Mr. Liu at nominal consideration of $0.001 per share par value. The Voting Trust Agreements further provides that, Sherry Li, the nominee shareholder, has no decision power to vote or dispose of the Option Shares without Mr. Liu’s consent. Pursuant to the terms of the Call Option Agreement, Mr. Liu received 5,778,144 shares in August 2010 and 5,778,144 shares in January 2013 from Ms. Sherry Liu pursuant to the vesting schedule set forth in the Call Option Agreement. During the period from July 15, 2010 to August 17, 2010 we consummated a series of Private Placements of our Common Stock and warrants to purchase our Common Stock pursuant to a Subscription Agreement dated as of July 9, 2010 (the “Purchase Agreement”). Pursuant to the Purchase Agreement we sold to 105 investors for an aggregate gross purchase price of $5,251,548 an aggregate of (a) 1,989,211 shares of our Common Stock, (b) three year Series C Warrants to purchase an aggregate of 497,303 shares of our Common Stock for $3.70 per share and (c) three year Series D Warrants to purchase an aggregate of 497,303 shares of our Common Stock for $4.75 per share.

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

We entered into a lease agreement with Yumin Village Committee in January 2011 to rent 387 Chinese acres of land and 116 Chinese acres of slope land located in Yumin Village, Sun Gang County, Jin An District for 20 years, and 5,006 Chinese acres land located in Yumin Village, Sun Gang County, Jin An District, for 30 years, to grow agricultural and forestry products, mainly oil-tea camellia plants. We have purchased saplings and young plants and employed local farmers to grow the plants. It generally takes seven to eight years to grow oil-tea camellia plants。

 On January 1, 2011, the Company leased a land use right of 503 Chinese acres of land with a two years term of year 2010 and 2011 for the company’s agricultural and forestry business with a cost of approximately $189,000. On December 9, 2012, the Company sold the plants on the leased land to Lu’an Senyuan Ecological Park Ltd. (“Senyuan”), a company controlled and owned by the father and ex-wife of the CEO of Guoying, for approximately $32,100, due by October 2013 and transferred the future land use right to Senyuan . The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company.

On August 31, 2011, the Company leased 5,006 Chinese acres of land located in Yumin Village, Sun Gang County, Jin An District with a thirty years term from January 2011 to December 31, 2040 with a cost of approximately $961,000 per year, as Guoying agricultural and forestry land to grow oil-tea camellia plants. On December 9, 2012, the Company transferred the lease right and the plants on the leased land to Senyuan for approximately $1,123,500, due by October 2013. According to the sale contract, Guoying will make the 2012 land use right payment just of sales price to be received from Senyuan. The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company.
.
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

Youbang Warehouse Land

We entered into a Land Use Right Purchase Agreement in 2010 with Youbang Pharmaceuticals Co., Ltd., under which Youbang Pharmaceuticals granted us a land use right for 200 Chinese acres for commercial use where Guoying department building and logistics center will be built. We paid RMB40 million (approximately $6,296,000) of the purchase price as of December 2011 and Youbang is obligated to deliver the land use right certificate and real estate property certificate by December 31, 2011 or no later than December 31, 2012.  It was agreed in 2011  that the land use right certificate for this parcel of land could not be transferred due to change of local zoning regulations, the agreement was canceled and RMB10 million (approximately $1,574,000) was returned to the Company by September 2011. The remaining RMB30 million (approximately $4,722,000) was be returned to the Company in December 2012.

Guoying Agricultural and Forestry Land

We entered into a lease agreement with Yumin Village Committee in January 2011 to rent 387 Chinese acres of land at RMB 1,200 per Chinese acre and 116 Chinese acres of slope land at RMB 1,600 per Chinese acre. The 387 acrs and 116 acres are located in Yumin Village, Sun Gang County, Jin An District.  We intend to grow mainly oil-tea camellia plants on the property. The term of the lease is 20 years. We have advanced approximately $189, 000 for leasing the land as of January 2011. We have purchased saplings and young plants and employed local farmers to grow the plants. It generally takes seven to eight years to grow oil-tea camellia plants and we do not expect a return on our investment for 7-8 years. On December 9, 2012, the Company sold the plants on the leased land to Lu’an Senyuan Ecological Park Ltd. (“Senyuan”), a company controlled and owned by the father and ex-wife of the CEO of Guoying, for approximately $32,100, due by October 2013 and transferred the future land use right to Senyuan . The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company.
.
We entered into another lease agreement with Yumin Village Committee in August 2011 to rent 5,006 Chinese acres land located in Yumin Villageon which we also intend to grow oil-tea camellia plants. The term of the lease is 30 years and the rent is RMB 1,200 per Chinese acre. We have advanced approximately $961,000 as of December 2011. On December 9, 2012, the Company transferred the lease right and the plants on the leased land to Senyuan for approximately $1,123,500, due by October 2013. According to the contract, Guoying will make the 2012 land use right payment out of sales price to be received from Senyuan. The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company.
.
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

We will have to change the name of one of the brands and stores which sell those products if our principal stockholder does not extend the license to use the name Guiying beyond December 31, 2014, which is likely to have a disruptive and materially adverse effect on our business.

We sell certain of our products under the brand Guiying under a trademark license granted by Hailong Liu, our Chairman, CEO and principal stockholder which expires at the end of 2014. If the license is not extended when it expires, we will have to rebrand the products we sell under the Guiying name and change the name and associated signage of our Guiying stores. The rebranding is likely to have a disruptive and materially adverse effect on our business.

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

Lu'an Guoying Electronic Sales Co., Ltd. , a PRC corporation, (“Guoying”) was established on January 4, 2002. Guoying sells electronic products in the PRC through its company-owned stores and to exclusive franchise stores and non-exclusive stores.

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

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), ASC 360-10-35.  The Company evaluates its long-lived assets for impairment when indicators of impairment are present or annually, whichever occurs sooner.  In the event that there are indications of impairment, the Company will record a loss to statements of income equal to the difference between the carrying value and the fair value of the long lived asset.  The Company typically, but not exclusively uses the expected future discounted flows method to determine fair value of long lived asset subject to impairment.  The fair value of long-lived assets that held for disposition will include the cost of disposal.

The Company’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type.  Long-lived assets subject to impairment include buildings, equipment, vehicles, trade mark, land-use-rights, construction in progress and real property available for sale. The Company makes its determinations based on various factors that impact those assets. For example, the Company considers real property impaired if property prices decreased drastically and it is unlikely that the prices will recover within the foreseeable future. Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company. Equipment used for production, which undergo regular maintenance, is assessed annually.

The Company believes that cash flows generated by its ongoing business, which incorporates significant use of the long-lived assets of the Company, provide sufficient profit so that it is unnecessary to record any impairment charges for the year ended December 31, 2012. The Company believes that current annual provision of depreciation and amortization provides sufficient expense related to the use of the long-lived assets carried on the Company’s books.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	December 31, 2012	December 31, 2011
Net cash provided by (used in) operating activities	$147,765	$(3,296,425)
Net cash used in investing activities	(2,228,109)	(738,620)
Net cash provided by financing activities	1,904,771	2,902,172
Effect of rate changes on cash	13,200	78,610
Decrease in cash and cash equivalents	(162,373)	(1,054,263)
Cash and cash equivalents, beginning of period	171,838	1,226,101
Cash and cash equivalents, end of period	$9,465	$171,838

Net cash provided by operating activities was $147,765 for the year ended December 31, 2012, compared to net cash used in operating activities of $3,296,425 for the year ended December 31, 2011, a decrease of $3,444,190 of cash used in operating activities. The decrease of net cash used in operating activities was primarily due to decreased net income, less increase in other receivable, more increase in other payable, offset by more decrease in accounts receivable, less advances made to suppliers, more increase in customer deposit, increase in accounts payable and accrued expenses in 2012 compared to 2011.

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

Guoying Agricultural and Forestry Land

On January 1, 2011, the Company leased a land use right of 503 Chinese acres of land with a two years term of year 2010 and 2011 for the company’s agricultural and forestry business with a cost of approximately $189,000. On December 9, 2012, the Company sold the plants on the leased land to Lu’an Senyuan Ecological Park Ltd. (“Senyuan”), a company controlled and owned by the father and ex-wife of the CEO of Guoying.

On August 31, 2011, the Company leased 5,006 Chinese acres of land located in Yumin Village, Sun Gang County, Jin An District with a thirty years term from January 2011 to December 31, 2040 with a cost of approximately $961,000 per year, as Guoying agricultural and forestry land to grow oil-tea camellia plants.

On December 9, 2012, the Company transferred the lease right and the plants on the leased land to Senyuan with the 503 Chinese acres of land as mentioned above for approximately $1,123,500, due by October 2015. The Company has fully reserved bad debt expenses for the related party receivable from Senyuan due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company. In the meantime, Guoying hasn’t made the land use right payment for 2012 which is $964,156 as of December 31,2012,  according to the sale contract with Senyuan, Guoying will make this payment just of sales price to be received from Senyuan. The Company discontinued the agriculture and forestry business, so that the Company’s cash flows from operations and working capital will be focused to support its business strategy to become a significant retailer and wholesaler of consumer electronics and appliances to rural markets of China with a national distribution network.

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

We purchased 300 Chinese acres land with Pingqiao Industrial Park. The land was originally to be used to build our LED manufactures and due to change of our business plan, portion of which was used to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. The Company currently stops construction of four logistic centers due to insufficiency of capital. The Company intends to discontinue the construction of logistics center and is seeking potential buyers for the sale of business, so that the Company’s cash flows from operations and working capital will be focused to support its business strategy to become a significant retailer and wholesaler of consumer electronics and appliances to rural markets of China with a national distribution network.

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

Investing Activities

Net cash used in investing activities was $2,228,109 for the year ended December 31, 2012, compared $738,620 for the year ended December 31, 2011, a decrease of $1,489,489, or 201.7%. The increase of net cash used in investing activities was primarily due to less investment in construction in progress offset by decreased deduction of intangible assets in the year ended December 31, 2012 compared to the same period 2011.

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

Obligations for Land Use Rights

The Company entered into a Land Purchase Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 ( together referred to as "land Investment Agreement") with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 300 Chinese acres to be issued by local peoples government. At first we decided to use the land to build our LED manufacturing facility. Then due to the shrink of LED market and demand we decide to use the land to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. We currently do not have sufficient capital to continue the construction at this time and the Company will continue its electronics distribution business while it moves slowly on the development of construction of logistic center by seeking business partners and financing. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receive the land use right certificate issued by relevant PRC government pursuant to the Land Investment. The Company received a land use right certificate issued by peoples government of Yu An District on April 16, 2012 with a validation term of 50 years until 2062 for 38,449 square meters where the four warehouses are built on. The Company has not received land use right certificate for the remaining parcel of land. The Company believes that if the land use right certificate is not granted to the Company by the local government, the Company will get a refund of the retainer from Pingqiao Committee pursuant to its contractual rights as set forth in Section 8 of Investment Agreement between Ping Bridge Industrial Park and Lu'an Guoying Electronic Sales Co., Ltd. . The government may not remove our facilities from the land which we have obtained the land use right certificate but could remove any future constructions that we build on the land which we have not obtained land use right certificate.”

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

The Company decided to sell its forestry and agriculture business in 2012 in order to fully use the Company’s cash flows from operations and working capital to support its business strategy to continue focusing on becoming a significant retailer and wholesaler of consumer electronics and appliances to rural markets with a goal of having a national distribution network throughout China.  The Company has fully reserved bad debt expenses allowance for the related party receivable $1,123,500 from Senyuan due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company.

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

Accounts receivable are recognized and carried at gross invoice amounts less an allowance for any doubtful accounts.  Management understands and expects the Company’s day’s sales outstanding to vary from period to period within a given range. Based on the credit terms the Company grants to its customers, management expects day’s sales outstanding not to exceed 90 days by any large margin. Management regularly reviews outstanding accounts and provides an allowance for doubtful accounts for any specific aging of receivables over 90 days

In a situation, the Company uses all its efforts, such as having internal staff call for payment, hiring collection agent and filing legal pledge to pursue payment, but the collection is no longer probable. The Company will then write off the certain accounts receivable amounts against the allowance for doubtful accounts. On the contrary, if payments are collected in subsequent period, management will reverse the doubtful accounts. Subsequent cash recoveries are recognized as income in the period it occurs.

The Company reversed $1,897,648 doubtful accounts for the year ended December 31, 2012, comparing $0 in 2011. The reasons causing this fluctuation are: a) sales revenue dropped approximately $46 million in 2012, receivables carried forward from the year 2011 were collected in 2012, but less credit were granted because of sales drop and b) management pursued collection more aggressively than previous year.

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

_____
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

We entered into a lease agreement with Yumin Village Committee in January 2011 to rent 387 Chinese acres of land at RMB 1,200 per Chinese acre and 116 Chinese acres of slope land at RMB 1,600 per Chinese acre. The 387 acrs and 116 acres are located in Yumin Village, Sun Gang County, Jin An District.  We intend to grow mainly oil-tea camellia plants on the property. The term of the lease is 20 years. We have advanced approximately $189, 000 for leasing the land as of January 2011. We have purchased saplings and young plants and employed local farmers to grow the plants. It generally takes seven to eight years to grow oil-tea camellia plants and we do not expect a return on our investment for 7-8 years. On December 9, 2012, the Company sold the plants on the leased land to Lu’an Senyuan Ecological Park Ltd. (“Senyuan”), a company controlled and owned by the father and ex-wife of the CEO of Guoying, for approximately $32,100, due by October 2013 and transferred the future land use right to Senyuan . The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company.

We entered into another lease agreement with Yumin Village Committee in August 2011 to rent 5,006 Chinese acres land located in Yumin Villageon which we also intend to grow oil-tea camellia plants. The term of the lease is 30 years and the rent is RMB 1,200 per Chinese acre. We have advanced approximately $961,000 as of December 2011. On December 9, 2012,  the Company transferred the lease right and the plants on the leased land to Senyuan for approximately $1,123,500 , due by October 2013. The Company has fully reserved bad debt expenses for the related party receivable due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company.

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

CHINA ELECTRONICS HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	DECEMBER 31,
	2012	2011

Net income (loss)	$(1,101,341)	$16,130,370
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Amortization	631,802	1,161,901
Bad debt expense (recovery)	1,467,519	(6,603,000)
Loss from disposal of property, plant and equipment	1,048	-
Depreciation	73,783	11,467
Changes in operating liabilities and assets:
Trade accounts receivable	9,051,037	(863,925)
Advances	(10,767,133)	(15,763,004)
Inventories	868,626	(350,384)
Other receivables	(3,839,386)	16,502,526
Other payables	(1,371,508)	992,514
Customer deposit	425,465	(1,690,319)
Accounts payable and accrued expenses	(14,148)	(2,810,485)
Net cash provided by (used in) operating activities	(4,574,235)	6,717,661

Cash flows from investing activities:
Property, plant and equipment additions	119,778	(490,838)
Proceeds from disposal of property, plant and equipment	1,775	-
Construction in Progress	(2,349,662)	(5,617,368)
Restricted cash	-	77,500
Proceeds from cancellation of intangible assets purchase	4,722,000	1,574,000
Acquisation of intangible assets	-	(6,296,000)
Net cash provided by (used in) investing activities	2,493,891	(10,752,706)

Cash flows from financing activities
Proceeds from short term loans	1,585,000	-
Related party receivable	(642,000)	65,255
Related party payable	952,141	2,836,917
Contribution from non-controlling interests	9,630	-
Net cash provided by financing activities	1,904,771	2,902,172

Effect of rate changes on cash	13,200	78,610

Decrease in cash and cash equivalents	(162,373)	(1,054,263)
Cash and cash equivalents, beginning of period	171,838	1,226,101
Cash and cash equivalents, end of period	$9,465	$171,838

Supplemental disclosures of cash flow information:
Interest paid in cash	$94,059	$-
Income taxes paid in cash	$288	$1,255

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
Refund due from purchase of land use rights (intangible asset) included in other receivables:	$-	$4,722,000
During the years ended December 31, 2012 and 2011, the Company made advanced construction payment by incurring other payable in the amount of:	$-	$3,100,000

The accompanying notes are an integral part of this consolidated financial statement.

CHINA ELECTRONIC HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

1.	Nature of Operations

China Electronic Holdings, Inc (“CEH Delaware”) was organized on November 15, 2007 in Delaware as a development stage company. China Electronics Holdings, Inc (“CEHD Nevada” or the “Company”), formerly named Buyonate, Inc. and the public company, was incorporated in the State of Nevada on July 9, 2007. Lu’an Guoying Electronic Sales Co., Ltd., a domestic PRC corporation, (“Guoying”) was established on January 4, 2002 to engage in wholesale and retail of electronics consumer products to rural areas in An Hui province. Mr. Hailong Liu is the CEO and Chairman of Guoying. CEH Delaware owns 100% equity interest in CEH Nevada which owns 100% equity interest in Guoying.

Share Exchange between Guoying and CEH Delaware

On December 26, 2008, pursuant to the Share Transfer Agreement entered into (the “2008 Share Transfer”) between the shareholders of Guoying (the “Guoying Shareholders”) and CEH Delaware, CEH Delaware agreed to acquire 40% of the outstanding equity securities of Guoying (the “Guoying Shares”) from Guoying Shareholders in consideration for RMB 400,000 contribution of registered capital from CEH Delaware to Guoying.

On December 31, 2009, pursuant to the Share Transfer Agreement entered into (the “2009 Share Transfer”) between Guoying Shareholders and CEH Delaware, CEH Delaware agreed to acquire the remaining 60% of Guoying Shares from Guoying Shareholders in consideration for RMB 600,000 contribution of registered capital from CEH Delaware to Guoying.

The amount of RMB400, 000 was paid in February 2010 and the amount of RMB 600,000 was paid in July 2010 by CEH.   The 40% and 60% Guoying shares were actually transferred from Guoying Shareholders to CEH Delaware on September 29, 2009 and November 25, 2010 respectively and registered with local government authority. As a result of the transactions, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware with registered capital of RMB 1,000,000 and subsequently increased its paid-in capital to $2,838,653 in 2010 subsequent to the 2010 PIPE financing. The transaction was approved by Ministry of Commerce of Anhui Province and registered with Administration and Industry of Commerce of Lu An City.

On January 4, 2010, the Board of Directors of CEH Delaware adopted a board resolution and resolved that it is in the best interest of CEH Delaware to issue 13,213,268 CEH Delaware shares pursuant to a call option agreement which provides that Sherry Li is the call option holder on behalf of Guoying Shareholders.

In February 2010, as a result of 2008 and 2009 Share Transfer Agreements, CEHD Delaware issued 13,213,268 CEH Delaware Shares, constituting 96.6% of issued and outstanding shares of CEH Delaware to Sherry Li, the nominee shareholder on behalf of Mr. Hailong Liu who is the nominee shareholder on behalf of Guoying Shareholders concurrent with the 2008 and 2009 Shares Transfers.

On February 10, 2010, Mr. Hailong Liu entered into a call option agreement (the “2010 February Call Option Agreement”) and voting trust agreement (the “2010 February Voting Trust Agreement) with Sherry Li.  Pursuant to the 2010 February Call Option and Voting Trust Agreement, Ms. Sherry Li agreed to serve as nominee shareholder for Mr. Liu and grant Mr. Hailong Liu the voting power and call option to acquire 13,213,268 CEH Delaware shares held by Ms. Sherry Li.   The Voting Trust Agreements provide that Ms. Sherry Li shall not vote or dispose of the respective portion of the shares of common stock without Mr. Liu’s prior written consent and is obligated to transfer Option Shares to Mr. Liu at nominal consideration of $0.001 per share par value. The Voting Trust Agreements further provides that, Sherry Li, the nominee shareholder, has no decision power to vote or dispose of the Option Shares without Mr. Liu’s consent.

Mr. Hailong Liu indirectly controlled CEH Delaware on February 10, 2010 through the Call Option Agreement and Voting Trust Agreement, as of the same date that CEH Delaware issued 13, 213, 268 CEH Delaware Shares to Sherry Li, the nominee shareholder of Mr. Hailong Liu who is the nominee shareholder of former Guoying Shareholders in February 2010, as a result of the 2008 and 2009 Share Transfer Agreements.

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

Share Exchange between CEH Delaware and CEHD Nevada

On July 9, 2010, the Company entered into a Share Exchange Agreement, dated (the “Share Exchange Agreement”) with CEH Delaware and CEH Delaware Stockholders.  Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Delaware Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902   newly issued shares of the Company’s Common Stock and warrants to purchase an aggregate of 1,628,570 shares of our Common Stock. The shares of the Company’s common stock acquired by the CEH Delaware Stockholders in such transactions constitute approximately 82.2% of the Company’s issued and outstanding Common Stock (including 68.9% owned by former Guoying Shareholders) giving effect to the share and warrant exchange and the sale of the Company’s Common Stock pursuant to the Subscription Agreement, but not including any outstanding purchase warrants to purchase shares of the Company’s common stock, including the warrants issued pursuant to the Subscription Agreement.

On July 9, 2010, Mr. Hailong Liu entered into a call option agreement (the “2010 July Call Option Agreement”) and voting trust agreement (the “2010 July Voting Trust Agreement”) with Sherry Li.  Pursuant to the 2010 July Call Option Agreements, Mr. Liu received two-year options exercisable for 11,556,288 shares of common stock (the Option Shares) from Sherry Li concurrent with the 2010 July Share Exchange and Mr. Liu shall have right and option to acquire 50% of Option Shares upon first filing of a quarterly report on Form 10-Q with the SEC on August 23, 2010 following the execution of the Share Exchange Agreement and 50% of the remaining Option Shares 2 years after such filing by August 23, 2012. The Voting Trust Agreements provide that Ms. Sherry Li shall not vote or dispose of the respective portion of the shares of common stock without Mr. Liu’s prior written consent and is obligated to transfer Option Shares to Mr. Liu at nominal consideration of $0.001 per share par value. The Voting Trust Agreements further provides that, Sherry Li, the nominee shareholder, has no decision power to vote or dispose of the Option Shares without Mr. Liu’s consent. Pursuant to the terms of the Call Option Agreement, Mr. Liu received 5,778,144 shares in August 2010 and 5,778,144 shares in January 2013 from Ms. Sherry Liu pursuant to the vesting schedule set forth in the Call Option Agreement.

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

The Company intends to discontinue the construction of logistics center and is seeking potential buyers for the sale of business, so that the Company’s cash flows from operations and working capital will be focused to support its business strategy to become a significant retailer and wholesaler of consumer electronics and appliances to rural markets of China with a national distribution network.

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

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Accounts receivable are recognized and carried at gross invoice amounts less an allowance for any doubtful accounts. Management understands and expects the Company’s credit sales outstanding to vary from period to period within a given range. Based on the credit terms the Company grants to its customers, management expects credit sales outstanding not to exceed 90 days by any large margin. Management regularly reviews outstanding accounts and provides an allowance for doubtful accounts for any specific aging of receivables over 90 days. In a situation, management uses all its efforts, such as having internal staff call for payment, hiring collection agent and filing legal pledge to pursue payment, but the collection is no longer probable. The Company will then write off the certain accounts receivable amounts against the allowance for doubtful accounts. On the contrary, if payments are collected in subsequent period, management will reverse the doubtful accounts. Subsequent cash recoveries are recognized as income in the period it occurs.

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

The Company reversed $1,897,648 doubtful accounts for the year ended December 31, 2012, comparing $0 in 2011. The reasons causing this fluctuation are: a) sales revenue dropped approximately $46 million in 2012, receivables carried forward from the year 2011 were collected in 2012, but less credit were granted because of sales drop and b) management pursued collection more aggressively than previous year.

Advances

As is customary in the PRC, the Company makes advances to its suppliers for inventory and property and equipment.  Advances are classified as current assets when the advances relates to the purchase of inventory.  The Company has advanced $17.5 million to suppliers as of December 31, 2012 as the Company agreed to deposit advances to suppliers for a substantial amount of the purchase orders for 2013 at the end of year 2012 and the beginning of 2013 in order to be contracted as distributor to certain top domestic brands of electronic appliances in China such as Ge Li. The Company also makes advances to suppliers for construction of its property and equipment.  Such advances are classified as long-term since the assets to which the advances relate are long-term assets. If the Company determines that the products for which it prepaid will not be delivered then an impairment charge is taken. Company transfers long term advances related to construction to construction in progress once used in construction.

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

Impairment of Long-Lived and Intangible Assets

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), ASC 360-10-35.  The Company evaluates its long-lived assets for impairment when indicators of impairment are present or annually, whichever occurs sooner.  In the event that there are indications of impairment, the Company will record a loss to statements of income equal to the difference between the carrying value and the fair value of the long lived asset.  The Company typically, but not exclusively uses the expected future discounted flows method to determine fair value of long lived asset subject to impairment.  The fair value of long-lived assets that held for disposition will include the cost of disposal.

The Company’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type.  Long-lived assets subject to impairment include buildings, equipment, vehicles, trade mark, land-use-rights, construction in progress and real property available for sale. The Company makes its determinations based on various factors that impact those assets. For example, the Company considers real property impaired if property prices decreased drastically and it is unlikely that the prices will recover within the foreseeable future. Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company. Equipment used for production, which undergo regular maintenance, is assessed annually.

The Company believes that cash flows generated by its ongoing business, which incorporates significant use of the long-lived assets of the Company, provide sufficient profit so that it is unnecessary to record any impairment charges for the year ended December 31, 2012. The Company believes that current annual provision of depreciation and amortization provides sufficient expense related to the use of the long-lived assets carried on the Company’s books.

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

The Company loaned $2,242,185 to Hongrong Real Estate Company (“Hongrong”), an unrelated party, on August 20, 2012. The loan is due on August 19, 2013 and secured by a building owned by Hongrong as  collateral.. The building owned by Hong Rong and collateralized as a security under the loan lend by the Company to Hong Rong was still under construction in progress in 2012.. As completion of substantial building construction is required to evaluate the value of the security under the laon, the Company reserved full amount of $2,242,185 of other receivable from Hongrong Real Estate Company (“Hongrong”) in 2012. Subsequent loan repayment from Hongrong to the Company will be recognized as income in the period when it occurs.

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

The Company decided to sell its forestry and agriculture business in 2012 in order to fully use the Company’s cash flows from operations and working capital to support its business strategy to continue focusing on becoming a significant retailer and wholesaler of consumer electronics and appliances to rural markets with a goal of having a national distribution network throughout China.  The Company has fully reserved bad debt expenses allowance for the related party receivable $1,123,500 from Senyuan due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company.

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

As a wholesaler of consumer electronics and appliances, we purchased our products from large distributors, including Sony, Samsung, LG, Haier…etc. As the Company agreed to deposit advances to suppliers for a substantial amount of the purchase orders for 2013 at the end of year 2012 and the beginning of 2013 in order to be contracted as distributor to certain top domestic brands of electronic appliances in China such as Ge Li, a top domestic brand in China. $17.5 million advances to suppliers were deposited as of December 31, 2012 and such advances will be charged off when products are delivered to the Company. As the Company received goods and products from Huang Ming, Ge Li and Zhi Gao brands in 2013, the advances to suppliers have been reduced to approximately $8.1 million and $4.6 million respectively as of June 30 and September 30. 2013.

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

Approximately $6,296,000 was paid to Youbang Pharmaceuticals Co., Ltd., an unrelated party for acquiring land use rights as of December 31, 2011. The Company intended to build a warehouse and distribution center on this land. $6,296,000 was returned to the Company as of December 31, 2012. The agreement was canceled due to the seller’s failure to provide land use right certificate.

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

The Company has fully reserved bad debt expenses allowance for the related party receivable from Senyuan due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company.

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

In order to improve the Company’s cash flows from operations and working capital to support its business strategy to continue focusing on becoming a significant retailer and wholesaler of consumer electronics and appliances to rural markets with a goal of having a national distribution network throughout China. The Company’s board of directors approved the decision to transfer the land use right lease agreement with Yumin Village to Shenyuan Ecological Park Ltd. (“Shenyuan”) on December 9, 2012. No officer or director of the Company or parties related to them realized any personal benefit.

When the Company’s management reviewed the internal control and financial reporting procedures and policies at year end, management identified that no collateral was secured. Therefore, management reserved the full amount of related party receivable $1,123,500 from Shenyuan and pursued Shenyuan for immediate payment. As of September 10, 2013, $198,380 has been settled. This and the rest amounts will be recognized as income.

Management will take efforts to strengthen the Company through the improvement of financial processes and controls.

11.	Other Payables

Other payables at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Hai Feng Trading Co.	$3,274,200	$3,210,960
Others	237,845	1,595,318
Total	$3,512,045	$4,806,278

12.	Stockholders’ Equity

Pursuant to Share Transfer Agreements dated December 2008 and 2009, Guoying Shareholders transferred 100% of shares of Lu'an Guoying Electronic Sales Co., Ltd. to CEH Delaware in exchange for an aggregate of 13,213,268  CEH Delaware Shares held by Sherry Li who served as nominee shareholder through 2010 February Voting Trust and Call Option Agreements for Mr. Hailong Liu who served as nominee shareholder for Guoying Shareholders , constituting 96.6% of issued and outstanding shares of CEH Delaware and for a consideration of RMB 1,000,000 (the “Purchase Price”).   Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware.

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

Signature	Title	Date

/s/ Hailong Liu	Chairman, Chief Executive Officer and President & Chief Financial Officer	November 18, 2013
Hailong Liu

/s/ Haibo Liu	Vice President and Director	November 18, 2013
Haibo Liu

EXHIBIT INDEX

Number	Description
2.1
Share Transfer Agreement between Guoying Shareholders and CEH Delaware dated December 26, 2008. Incorporated by reference to Exhibit 2.3 to our Form S-1 Registration Statement with the Commission on January 25, 2013.

2.2	Share Transfer Agreement between Guoying Shareholders and CEH Delaware dated December 31, 2009

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

10.4 10.5
Voting Trust Agreement between Sherry Li and Hailong Liu, dated as July 9, 2010 Incorporated by reference to Exhibit 10.2 to the July 2010 8-K.
Investment Agreement between Ping Bridge Industrial Park and Lu'an Guoying Electronic Sales Co., Ltd., dated as October 28, 2010, incorporated by referednce to Exhibit 10.5 to the Registration
Statement Amendment No.4 filed with the Commission dated April 23, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer.*
* Filed herewith.