Form 10-Q
period 2013-06-30
China Electronics Holdings, Inc.
filed 2013-11-25
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-152535

CHINA ELECTRONICS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	98-0550385 (I.R.S. Employer Identification No.)

Building 3, Binhe District, Longhe East Road, Lu’an City, Anhui Province, PRC (Address of Principal Executive Offices)	237000 (ZIP Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,775,113 as of November 22, 2013.

TABLE OF CONTENTS

Page

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
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

ii

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA ELECTRONICS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	As of	As of
	June 30,	December 31,
	2013	2012
Assets	[unaudited]	[audited]
Current assets
Cash and cash equivalents	$65,200	$9,465
Accounts receivable, net	4,125,679	2,331,713
Other receivable	712,721	593,850
Related party receivable	-	642,000
Inventory	8,420,264	956,779
Advance to suppliers	8,113,622	17,532,739
Prepaid expenses	453,575	-
Total current assets	21,891,061	22,066,546

Non-current assets
Property, plant and equipment, net	68,540	342,705
Construction in progress	-	8,196,005
Intangible assets, net	-	15,381,250
Advance	-	13,954,191
Long-term assets held for sale	3,239,810	-
Total non-current assets	3,308,350	37,874,151

Total Assets	$25,199,411	$59,940,697

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Bank loans	$1,619,904	$1,605,000
Accounts payable and accrued expenses	236,824	224,884
Taxes payable	-	103
Other payable	239,938	3,512,045
Related party payable	973,110	964,156
Unearned revenue	441,908	430,833
Total current liabilities	3,511,684	6,737,021

Total Liabilities	$3,511,684	$6,737,021
Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of June30, 2013 and December 31, 2012	$-	$-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares and 16,775,113 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,678	1,678
Additional paid-in capital	15,341,710	15,341,710
Statutory reserve	3,849,684	3,849,684
Retained earnings/(accumulated deficit)	(2,051,775)	29,609,970
Accumulated other comprehensive income	4,546,430	4,391,004
Total stockholders’ equity	21,687,727	53,194,046
Non-controlling interest	-	9,630
Total equity	21,687,727	53,203,676

Total liabilities and stockholders’ equity	$25,199,411	$59,940,697

See accompanying notes to consolidated financial statements

CHINA ELECTRONICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Sales revenue
Revenue from exclusive franchise stores	$5,486,629	$9,105,592	$9,395,698	$18,886,562
Revenue from non-exclusive franchise stores	446,985	6,451,687	848,675	9,508,915
Revenue from company owned stores	963,235	1,016,850	2,156,736	1,677,148
Revenue	6,896,849	16,574,129	12,401,109	30,072,625
Cost of goods sold
Cost from exclusive franchise stores	5,036,891	8,464,752	8,621,222	17,595,082
Cost from non-exclusive franchise stores	410,072	6,013,542	779,029	8,867,700
Cost from company owned stores	869,612	922,612	1,936,842	1,528,442
Cost of goods sold	6,316,575	15,400,906	11,337,093	27,991,224
Gross profit	580,274	1,173,223	1,064,016	2,081,401

Operating expenses
Selling expenses	1,192,392	544,530	1,548,957	1,028,304
General and administrative expenses	504,971	658,454	964,644	1,175,946
Bad debt allowance for accounts receivable	256,068	-	256,068	-
Bad debt recovery for accounts receivable	(361,496)	-	(361,496)	-
Bad debt recovery for due from related party	-	-	(80,103)	-
Total operating expenses	1,591,935	1,202,984	2,328,070	2,204,250
Operating loss	(1,011,661)	(29,761)	(1,264,054)	(122,849)

Other income/(expense)
Other income	583	1,756	583	1,756
Other expense	-	(201,786)	(802)	(201,786)
Interest income	208,660	-	470,451	-
Interest expense	(90,975)	(14,525)	(90,975)	(15,340)
Impairment loss for plant and equipment	(265,822)	-	(265,822)	-
Impairment loss for long-term assets held for sale	(30,511,118)	-	(30,511,118)	-
Total other expense	(30,658,672)	(214,555)	(30,397,683)	(215,370)

Net loss before provision for income taxes	(31,670,333)	(244,316)	(31,661,737)	(338,219)
Provision for income taxes	-	287	-	287
Loss from discontinued operation, net of tax	(8)	-	(8)	-
Net loss	$(31,670,341)	$(244,603)	$(31,661,745)	$(338,506)
Loss attributable to non-controlling interest	(375)	-		-
Loss attributable to shareholders	(31,669,966)	(244,603)	(31,661,745)	(338,506)

Other comprehensive income
Foreign currency adjustment	(10,795)	(473,857)	155,426	6,950
Comprehensive income	$(31,681,136)	$(718,460)	$(31,506,319)	$(331,556)

Earnings per share
- Basic	$(1.89)	$(0.01)	$(1.89)	$(0.02)
- Diluted	$(1.89)	$(0.01)	$(1.89)	$(0.02)

Weighted average shares outstanding
- Basic	16,775,113	16,775,113	16,775,113	16,775,113
- Diluted	16,775,113	16,775,113	16,775,113	16,775,113

See accompanying notes to consolidated financial statements

CHINA ELECTRONICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Six months ended
	June 30, 2013	June 30, 2012

Net Income/(loss)	$(31,661,745)	$(338,506)
Adjustments to reconcile net income to net cash from operations:
Bad debt provision	256,068	-
Bad debt recovery	(441,598)	-
Impairment loss for plant and equipment	265,822	-
Impairment loss for long-term assets held for sale	30,511,118	-
Amortization and depreciation	280,826	321,408
Changes in operating assets and liabilities:
Increase in accounts and other receivables	(1,727,308)	(1,507,920)
Increase in inventories	(7,463,485)	(880,839)
decrease in advance to suppliers	9,419,117	2,995,639
Increase in prepaid expenses	(453,574)	-
Increase/(decrease) in accounts payables and accruals	9,223	(1,216,023)
Increase in unearned revenue	11,075	288,538
Net cash used in operating activities	(994,461)	(337,703)

Cash flows from investing activities
Payments for purchases of plant and equipment	-	(55,496)
Payments for construction in progress	-	(555,217)
Net cash used in investing activities	-	(610,713)

Cash flows from financing activities
Discontinued operation of subsidiary	(9,630)	-
Proceeds from bank loans	801,346	791,000
Repayments of bank loans	(801,346)	-
Proceeds from related party loans	650,954	-
Net cash provided by financing activities	641,324	791,000

Effect of foreign currency translation on cash	408,872	755
Net increase/(decrease) of cash and cash equivalents	55,735	(156,661)
Cash and cash equivalents at beginning of periods	9,465	171,838
Cash and cash equivalents at end of periods	$65,200	$15,177

Supplementary cash flow information:
Interest received	$470,451	$-
Interest paid	$(90,975)	$14,010
Income tax paid	$-	$287

See accompanying notes to consolidated financial statements

CHINA ELECTRONICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
(UNAUDITED)

1.	Nature of Operations

China Electronics Holdings, Inc (“CEHD Nevada” or the “Company”), formerly named Buyonate, Inc. and the public company, was incorporated in the State of Nevada on July 9, 2007. China Electronic Holdings, Inc (“CEH Delaware”) was organized on November 15, 2007 in Delaware as a development stage company. Lu’an Guoying Electronic Sales Co., Ltd. (“Guoying”), a domestic PRC corporation, was established on January 4, 2002 to engage in wholesale and retail of electronics consumer products to rural areas in Anhui province. CEH Nevada owns 100% equity interest in CEH Delaware which owns 100% equity interest in Guoying. Mr. Hailong Liu is the CEO and Chairman of Guoying. In August 2012, Guoying and Mr. Hailing Liu contributed $945,054 and $9,546, representing 99% and 1% registered capital respectively, to establish Lu’an Guoying Opto-Electronics Technology Co., Ltd. (“Opto-Electronics”).

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

Share Exchange between CEH Delaware and CEHD Nevada

On July 9, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with CEH Delaware and CEH Delaware Stockholders.  Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Delaware Stockholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902   newly issued shares of the Company’s common stock and warrants to purchase an aggregate of 1,628,570 shares of the Company’s common stock. The shares of the Company’s common stock acquired by the CEH Delaware Stockholders in such transactions constitute approximately 82.2% of the Company’s issued and outstanding common stock (including 68.9% owned by former Guoying Shareholders) giving effect to the share and warrant exchange and the sale of the Company’s common stock pursuant to the Subscription Agreement, but not including any outstanding purchase warrants to purchase shares of the Company’s common stock, including the warrants issued pursuant to the Subscription Agreement.

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

The Share Exchange resulted in (i) a change in our control with a shareholder of CEH Delaware owning approximately 82.2% of issued and outstanding shares of the Company’s common stock, including the shares of common stock sold to PIPE investors pursuant to the Subscription Agreement, (ii) CEH Delaware becoming the Company’s wholly-owned subsidiary, and (iii) appointment of Mr. Hailong Liu as the Company’s sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

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

2010 PIPE Transaction

On July 15, 2010, the Company consummated a Private Placement made pursuant to a Subscription Agreement dated as of July 9, 2010 (the “Purchase Agreement”) with certain of the Selling Stockholders, pursuant to which the Company sold units (the “Units”) to such Selling Stockholders.  Each Unit consists of four shares of the Company’s  common stock , a warrant to purchase one share of common stock at an exercise price of $3.70 per share (a “Series C Warrant”) and a warrant  to purchase one share of common stock at an exercise price of $4.75 per share (a “Series D Warrant”).  Additional Private Placements were consummated on July 26, 2010 and August 17, 2010. The aggregate gross proceeds from the sale of the Units was $5,251,548 and in such Private Placements, an aggregate of (a) 1,989,211 shares of our common stock , (b) Series C Warrants to purchase an aggregate of 497,303 shares of the Company’s common stock and (c) Series D Warrants to purchase an aggregate of 497,303 shares of the Company’s  common stock was sold.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements and notes are representations of management.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, CEH Delaware, Guoying and Opto-Electronics. All significant inter-company transactions and balances, such as due to/due from, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates and assumptions are used for, but not limited to: (1) allowance for trade receivables, (2) economic lives of property, plant and equipment, (3) asset impairments, and (4) contingency reserves. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates

Economic and Political Risks

The Company’s operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Cash and Cash Equivalents

The Company classifies the following instruments as cash and cash equivalents: cash on hand, unrestricted bank deposits, and all highly liquid investments purchased with original maturities of three months or less. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

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

Inventory

Inventory is stated at the lower of cost determined on a weighted average basis or net realizable value. Cost of inventory is comprised of the cost of acquiring electronic products sold plus freight in cost incurred acquiring the electronic products.  The freight in cost is allocated to the individual product purchased.  Net realizable value is equal to the estimated selling price, in the ordinary course of business, less estimated selling costs, completion and disposal. Inventory as of June 30, 2013 and December 31, 2012 consisted of:

Description	At June 30, 2013	At December 31, 2012
Electronic products	$8,420,264	$956,779

Advances

Advances represent the cash paid in advance to suppliers for: a) the purchase of inventory and b) the construction of property and equipment. Advance related to the purchase of inventory is classified as current assets. Advance to suppliers for the construction of property and equipment is classified as non-current assets.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to manufacturing is reported in cost of revenue. Depreciation not related to manufacturing is reported in selling, general and administrative expenses. Estimated useful lives of the property, plant and equipment are as follows:

Furniture	5 years
Motor vehicles	10 years
Office equipment	5 years

Intangible assets

The Company individually tracks and accounts for each intangible asset.  Each intangible asset is carried at its original acquisition cost less accumulated amortization. The Company provides amortization for each intangible asset using the straight line method over its estimated useful life.

Construction in Progress

During 2011, the Company started construction of four buildings, 4,800 square meters each and 19,200 square meters in total, on its Pingqiao land. These four buildings were intended to be used as warehouses to build the Company’s logistic center.  However, the Company did not have sufficient capital to continue building the construction and has reclassified the construction in progress as long-term assets held for sale as of June 30, 2013. See Note 18 - Subsequent Events.

Accounting for the Impairment or Disposal of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), ASC 360-10-35. The Company evaluates its long-lived assets for impairment when indicators of impairment are present or annually, whichever occurs sooner. When there are indications of impairment, the Company will record a loss to statement of operations equal to the difference between the carrying value and the fair value of the long-lived assets.  The Company typically, but not exclusively uses the expected future discounted flows method to determine fair value of long-lived assets subject to impairment.  The fair value of long-lived assets that held for disposition will include the cost of disposal.

The Company’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type. Long-lived assets subject to impairment include property, plant and equipment, intangible assets, construction in progress, and advance for the construction of property and equipment. The Company makes its determinations based on various factors that impact those assets.

At June 30, 2013, the Company assessed its long-lived assets and has concluded that cash flows generated by its ongoing business, which incorporate significant use of the property, plant and equipment, did not provide sufficient profit. Therefore, the Company recorded $265,822 impairment loss for its plant and equipment. Simultaneously, the Company also recorded $30,511,118 impairment loss for long-term assets held for sale for the six months ended June 30, 2013. See Note 18 - Subsequent Events.

Revenue Recognition-Product Sales

The Company recognizes revenue from sale of electronic products. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). The Company recognizes all product sales revenue at the date of shipment to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Electronic products are mainly sold to: a) exclusive franchise stores, b) non-exclusive franchise stores (collectively referred to as “co-operative stores”), and c) company-owned stores.

Product sales to all co-operative stores are recorded at the gross amount billed to the stores. The Company is not obliged to provide any further services to be entitled to payment by co-operative stores. The products are fully functional upon shipment. The Company’s products delivered to Co-operative stores will be checked on site by such stores and, once the products are accepted by such stores, co-operative stores will sign the acceptance notice. No return rights are granted to co-operative stores if such stores are unable to sell their purchase to the end users. Rewards or incentives given to co-operative stores are an adjustment of the selling prices. The consideration of the adjustment is characterized as a reduction of revenue when recognized in the income statement.

Additionally, product sales from company-owned stores are covered by the respective manufacturers’ return and warranty policies and the Company will receive full reimbursement for any costs associated with returns and warranty payments. Therefore, revenue from company-owned stores sales is presented as gross amount and the Company does not estimate deductions or allowance for company-owned stores sales return.

Payments received before all of the relevant criteria for revenue recognition satisfied are recorded as unearned revenue. Unearned revenue amounted to $441,908 and $430,833 as of June 30, 2013 and December 31, 2012, respectively.

Product sales revenue represents the invoice value of goods, net of the value-added taxes (“VAT”). The Company has been giving tax holiday status by the PRC local government. The Company benefits a reduced fixed annual tax rate in amount of no more than approximately $1,200 for both its income tax and value added taxes.

Revenue Recognition-Franchise Fees

Franchise fees, including area development and initial franchise fee, continuing fee, and royalty (collectively referred to as “franchise fees”), are revenue received from co-operative stores. Initial fee is recorded as unearned franchise revenue when payment received from a franchisee. When the Company has fulfilled all significant obligations to establish a new franchise for the franchisee, unearned franchise revenue is recognized as franchise fees. Royalty is charged to the franchisee based on a percentage of the franchised store’s sales. Continuing fee and royalty revenue are recognized in the period earned.

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging initial franchise fee, continuing fee and royalty to exclusive franchise stores. As such, total franchise fees for the six months ended June 30, 2013 and 2012 were $0.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of the products sold, including freight in charges on those goods.

Selling Expenses

Selling expenses include costs incurred in connection with performing general selling activities, such as sales commissions, freight-out charges, marketing and advertisement costs, shipping and handling costs, and sales salaries.

General and Administrative Expenses

General and administrative expenses include the costs of non-selling related salaries and related employee benefits, professional service fees, rent and depreciation, warehousing costs, office supplies, bad debts expense, and amortization of intangible assets.

Shipping and Handling Costs

ASC 605-45-20 (formerly EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs”) establishes standards for the classification of shipping and handling costs. Shipping and Handling costs include shipping and handling costs related to shipping and handling our products from our warehouses to buyers’ designated locations at our exclusive or non-exclusive franchise stores, and company owned stores (collectively referred to as the “Stores”). Shipping and handling costs that are billed to Stores are classified as revenue, while those costs not billed to Stores are classified as selling expenses. Shipping and handling costs billed to customers and included within revenue for the six months periods ended June 30, 2013 and 2012 were $0 because the Company did not charge any shipping and handling expenses from Stores. Shipping and handling costs not billed to Stores and included within selling expenses for the six months ended June 30, 2013 and 2012 were $179,526 and $418,323, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $973,780 and $53,223 were included in selling expenses for the six months ended June 30, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of June 30, 2013 and December 31, 2012, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at June 30, 2013 and December 31, 2012.

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

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange Rates	6/30/2013	12/31/2012	6/30/2012
Period/year end RMB: US$ exchange rate	6.1732	6.3011	6.3197
Average RMB: US$ exchange rate	6.2395	6.3034	6.3257

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with FASB ASC 260 “Earnings per share”.  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Statutory Reserve

As stipulated by the Company Law of PRC as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made to the statutory reserve. Statutory reserve refers to the appropriation from net income to be used for recovery of prior years’ losses, increase of capital and for future company development, as approved, to expand production or operations. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. The Company cannot pay dividends out of statutory reserves or paid in capital registered in PRC.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company presents components of comprehensive income with equal prominence to other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

Fair Value of Financial Instruments

The Company has adopted ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. ASC 820-10 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

ASC 820-10 includes a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing an asset or liability based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1–inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2–observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3–instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

The Company’s financial instruments consist mainly of cash, restricted cash, bank notes receivable, and debt obligations. Bank notes receivable are reflected in the accompanying financial statements at historical cost, which approximates fair value due to the short-term nature of these instruments. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of debt obligations also approximates its carrying value due to the short-term nature of the instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table presents the Company’s financial assets and liabilities in accordance with the hierarchy set forth in ASC 820-10:

	Quoted in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At June 30, 2013
Financial assets:
Cash	$65,200	$-	$-	$65,200
Total financial assets	$65,200	$-	$-	$65,200

Financial Liabilities:
Total financial liabilities	$-	$-	$-	$-

In January 2008, the Company adopted ASC 825-10, Fair Value Option for Financial Assets and Financial Liabilities, and has elected not to measure any of SC Coke’s current eligible financial assets or liabilities at fair value. ASC 825-10 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, ASC 825-10 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. ASC 825-10 became effective January 1, 2008. The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the six months ended June 30, 2013.

Share-Based Compensation

The Company records share-based compensation expense pursuant to ASC 718 (formerly SFAS 123R, “Share Based Payment.”) The Company uses the Black-Scholes option pricing model which requires the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. ASC 718 (formerly SFAS 123R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

There was no stock based compensation for the six months ended June 30, 2013 and 2012.

Employee Welfare Plan
The employees of the Company participate in the defined contribution welfare plan managed by the local government authorities whereby the Company is required to contribute to the schemes at fixed rates of the employees’ salary. The Company’s contributions to this plan are charged to profit or loss when incurred. The Company has no obligations for the payment of retirement and other post-retirement benefits of staff other than the contributions described above. The total expenses for the welfare plan were $22,832 and $43,080 for the six months  ended June 30, 2013 and 2012, respectively.

Subsequent events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company identified a recognized subsequent event that would require adjustments to the consolidated financial statements. See Note 18 – Subsequent Events.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This ASU is effective for the Company in the first quarter of fiscal 2014. The Company does not expect the adoption will have a significant impact on the consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which amends how companies test for impairment of indefinite-lived intangible assets. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment test. The ASU is effective for the Company in the first quarter of fiscal 2014. The Company does not expect the adoption will have a significant impact on the consolidated financial statements.

3.	Accounts Receivable

Accounts receivable	At June 30, 2013	At December 31, 2012
Exclusive franchise stores	$4,205,183	$2,693,729
Non-exclusive franchise stores	179,314	-
Accounts receivable, gross	4,384,497	2,693,729
Less: allowance for doubtful accounts	(258,818)	(362,016)
Accounts receivable, net	$4,125,679	$2,331,713

Allowance for doubtful accounts	At June 30, 2013	At December 31, 2012
Beginning balance	$(362,016)	$(2,198,376)
Allowance provided	(256,068)	(43,288)
Recovery	361,496	1,897,648
Foreign currency adjustment	(2,230)	-
Ending Balance	$(258,818)	$(362,016)

	At	At
	June 30,	December 31,
Accounts receivable aging analysis	2013	2012
1-30 Days	$4,080,862	$2,084,751
30-60 Days	671	-
61-90 Days	44,146	246,962
Over 90 Days	-	-
Total	$4,125,679	$2,331,713

4.	Other Receivables

Description	Note	At June 30, 2013	At December 31, 2012
Hongrong Real Estate Company	(1)	$2,263,008	$2,242,185
Mr. Li Xiaoyu (Buyer of Opto-Electronics)	(2)	638,243	-
Others		74,478	593,850
Subtotal		2,975,729	2,836,035
Less: allowance	(1)	(2,263,008)	(2,242,185)
Total		$712,721	$593,850

(1)
The Company loaned $2,242,185 to Hongrong Real Estate Company (“Hongrong”), an unrelated party, on August 20, 2012. The loan was due on August 19, 2013 and secured by a building owned by Hongrong. The building was still under construction in progress in 2012 and as of today. As completion of substantial building construction was required to evaluate the value of the security under the loan, the Company reserved full amount of $2,242,185 of other receivable from Hongrong as of December 31, 2012. An allowance for loans receivables is recorded when circumstances indicate that collection of all or a portion of a specific balance is unrecoverable. The Company provides for allowance on a specific identification basis. Certain other loans receivable amounts are charged off against the allowance after a sufficient period of collection efforts.  Subsequent loan repayment from Hongrong to the Company will be recognized as reduction of operating expense in the period when it occurs.

s
(2).	See Note 17 - Discontinued Operations

5.	Related Party Receivable and Payable

Related Party Receivable	At June 30, 2013	At December 31, 2012
Due from Mr. Hailong Liu	$-	$642,000
Due from Shenyuan	1,133,934	1,123,500
Subtotal	1,133,934	1,765,500
Less: allowance	(1,133,934)	(1,123,500)
Related party receivable, net	$-	$642,000

Allowance for Related Party Receivable	At June 30, 2013	At December 31, 2012
Beginning balance	$(1,123,500)	$-
Allowance provided	-	(1,123,500)
Recovery	-	-
Foreign currency adjustment	(10,434)	-
Ending Balance	$(1,133,934)	$(1,123,500)

Related Party Payable	At June 30, 2013	At December 31, 2012
Yumin Village	$973,110	$964,156

(1)
Related party receivable from the Company’s CEO Mr. Hailong Liu was a company loan to the CEO for operating advance collateralized with the CEO’s personal property. This loan carried a 10% annual interest rate. The term of the loan was from August 28, 2012 to May 27, 2013.

(2)
On January 3, 2011, the Company leased 503 Chinese acres of land with twenty years term from Yumin Village, Sun Gang County, Jin An District (“Yumin Village”) for the Company’s agricultural and forestry business at an annual rent of approximately $94,500. The Company has paid $94,500 and $94,500 rents for the years ended December 31, 2011 and 2012, respectively.

On January 1, 2011, the Company leased 5,006 Chinese acres of land from Yumin Village for thirty years at an annual rent of approximately $961,000 (RMB 6,007,200). The Company paid $961,000 and $0 rent for the years ended December 31, 2011 and 2012, respectively.

In order to improve the Company’s cash flows from operations and working capital to support its business strategy to continue focusing on becoming a significant retailer and wholesaler of consumer electronics and appliances to rural markets with a goal of having a national distribution network throughout China. On December 9, 2012, the Company’s board of directors approved the decision to transfer the leases of the 5,006 and 503 Chinese acres of lands together with plants grown on the leased lands to Lu’an Senyuan Ecological Park Ltd. (“Senyuan”), an affiliated company controlled and owned by the father and ex-wife of the CEO of the Company, for approximately $1,123,500, due by October 2015. The Company will make payment of the unpaid rent of $964,156 (RMB 6,007,200) of the 5,006 Chinese acres of land for year 2012 due to Yumin Village from the receivable due from Senyuan.

At December 31, 2012, the Company has fully reserved an allowance for the balance of related party receivable from Senyuan due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company. Simultaneously, management pursued Shenyuan to repay the loans immediately. As of June 30, 2013, Shenyuan has returned $80,103 to the Company which has been recorded as reduction of operating expense in the consolidated statements of operations and comprehensive income.

6.	Advances

Advances to Suppliers - Short Term

The current advance to suppliers amounted to $8,113,622 and $17,532,739 as of June 30, 2013 and December 31, 2012, respectively. As a wholesaler of consumer electronics and appliances, the Company purchased products from large distributors, including Sony, Samsung, LG, Haier, etc. Pursuant to purchase agreements with these large suppliers, advance deposit in the full amount of following entire year purchase is mandatory. As the Company agreed to deposit advances to suppliers for a substantial amount of the purchase orders for 2013 at the end of year 2012 and the beginning of 2013 in order to be contracted as distributor to certain top domestic brands of electronic appliances in China such as Ge Li, a top domestic brand in China. Simultaneously, the Company purchased insurance to secure its advances.

Advances - Long Term

Long term advances related to construction amounted to $0 and $13,954,191 as of June 30, 2013 and December 31, 2012, respectively.The advances to suppliers for construction of its property and equipment are classified as long-term since the assets to which the advances relate are long-term assets. The Company will transfer long term advances into construction in progress once consummated in construction. If the Company determines that the products for which it prepaid will not be delivered, an impairment charge is taken. Because the Company does not have sufficient capital to continue building the construction and intends to discontinue the construction of logistics center, the Company has classified advance to construction for property and equipment as long-term assets held for sale as of June 30, 2013. See Note 18 - Subsequent Events.

7.	Property, Plant and Equipment

At June 30, 2013		Accumulated
Category of Asset	Cost	Depreciation	Net
Vehicle	$74,610	$(28,833)	$45,777
Furniture and equipment	45,105	(22,342)	22,763
	$119,715	$(51,175)	$68,540

At
December 31, 2012		Accumulated
Category of Asset	Cost	Depreciation	Net
Vehicle	$73,924	$(27,089)	$46,835
Furniture and equipment	365,147	(69,277)	295,870
	$439,071	$(96,366)	$342,705

Depreciation expenses were $10,842 and $6,105 for the six months periods ended June 30, 2013 and 2012 respectively.

8.	Intangible Assets

At
June 30, 2013		Accumulated
Category of Asset	Cost	Amortization	Net
Land use rights	$-	$-	$-
Trade mark	1,361	(1,361)	-
	$1,361	$(1,361)	$-

At
December 31, 2012		Accumulated
Category of Asset	Cost	Amortization	Net
Land use rights	$17,215,013	$(1,833,763)	$15,381,250
Trade Mark	1,348	(1,348)	-
	$17,216,361	$(1,835,111)	$15,381,250

(1). The Chinese government owns all land in the PRC. However, the government grants "land use rights" for terms ranging from 20 to 50 years. The Company acquired through Pingqiao Industrial Park in Lu’an City the land use rights for a parcel of land for $17,215,013 (RMB 100,000,000). The Company was amortizing the cost of land use rights over the usage terms of 30 years. The Company has amortized land use right for a portion of the Pingqiao land for the period before it received a land use rights certificate because the Company has advanced a down payment for the land, built constructions on the land, and received the land use rights for a parcel of the land. The Company initially intended to construct a factory, research and development center and a commercial center on this land. However, the Company does not have sufficient capital to continue building the construction and intends to dispose the land use rights. Therefore, as of June 30, 2013, the land use rights have been classified as long-term assets held for sale. See Note 18 - Subsequent Events.

(2). The Company through its subsidiary Guoying entered into a land use rights Purchase Agreement (“Purchase Agreement”) in 2010 with Youbang Pharmaceuticals Co., Ltd., (“Youbang”). Pursuant to the purchase agreement, Youbang agreed to grant a 200 Chinese acres commercial use land use rights to Guoying for a consideration of $6,296,000 (RMB 40,000,000). Guoying planned to use the land to build its department office and a logistics center. As of December 31, 2011, Guoying has advanced $6,296,000 to Youbang and Youbang promised to transfer the land use rights certificate to Guoying by December 31, 2011 or no later than December 31, 2012. Subsequently, Youbang identified it had difficulty to transfer the land use rights certificate to Guoying because the PRC local government regulated the zoning plan of the land use rights. Therefore, Guoying and Youbang agreed to cancel the Purchase Agreement. $1,574,000 (RMB 10,000,000) and $4,722,000 (RMB 30,000,000) were refunded by Youbang to Guoying in September 2011 and December 2012 respectively.

Amortization expenses amounted $269,984 and $315,303 for the six months periods ended June 30, 2013 and 2012, respectively.

9.	Bank Loans

				At	At
		Interest Rate		June 30,	December 31,
Name of Creditor	Note	Per Annum	Maturity	2013	2012
Rural Credit Cooperatives of Lu’an	(1)	10.08%	4/27/2014	$809,952	$802,500
Rural Credit Cooperatives of Lu’an	(2)	11.70%	8/17/2013	809,952	802,500
				$1,619,904	$1,605,000

(1)	The loan from Rural Credit Cooperatives of Lu’an is secured by the Company’s land use rights.

(2)
The other loan from Rural Credit Cooperative of Lu’an is guaranteed by Anhui Juneng Guarantee Company. Rural Credit Cooperative of Lu’an did not implement restrictive covenants such as minimum bank balance, level of working capital, or net income requirement on above loans.

10.	Accounts Payable and Accrued Expenses

Description	At June 30, 2013	At December 31, 2012
Accrued payroll	$91,516	$79,576
Claimed unpaid legal fee in dispute	145,308	145,308
Total	$236,824	$224,884

11.	Other Payables

Description	At June 30, 2013	At December 31, 2012
HaiFeng Trading Company	$-	$3,274,200
Others	239,938	237,845
Total	$239,938	$3,512,045

12.	Capitalization

The Company’s outstanding securities at June 30, 2013 are shown in the following table:

	Authorized Shares	Shares issued and outstanding
Common Stock	150,000,000	16,775,113
Preferred Stock	50,000,000	-

	Strike Price	Contractual Life	Expiration Date	Shares issued and outstanding	Weighted Average Fair Value
Series A Warrants	$2.19	3 years	07/09/2013	314,285	$2.20
Series B Warrants	$2.63	3 years	07/09/2013	314,285	$1.76
Series C Warrants	$3.70	3 years	07/09/2013	497,303	$0.79
Series D Warrants	$4.75	3 years	07/09/2013	497,303	$0.23
Series E Warrants	$0.25	5 years	07/13/2015	1,000,000	$4.12
Series F(i) Warrants	$1.75	5 years	07/13/2015	31,429	$2.64
Series F(ii) Warrants	$2.64	5 years	07/13/2015	94,329	$1.77
Series F(iii) Warrants	$2.64	5 years	7/13/2015	104,592	$1.77
Series G Warrants	$2.64	3 years	07/09/2013	50,000	$1.75

Common Stock

Total 150,000,000 shares of common stock, par value $0.0001 per share, are authorized. 16,775,113 shares were issued and outstanding at June 30, 2013.

Preferred Stock

Total 50,000,000 shares of preferred stock, par value $0.0001 per share, are authorized. 0 share was issued and outstanding at June 30, 2013.

Warrants
Total 2,903,526 warrants were outstanding at June 30, 2013. The Company used the Black-Scholes option pricing model to calculate the values of these warrants. The following table depicts the assumptions that were employed in the model:

Warrants	Series: A, B, C, D, G	Series: E and F(i,ii,iii)
Annual dividend yield	-	-
Risk-free interest rate	0.30%	0.30%
Expected volatility	12%	12%
Year to maturity	0.25	2.25

13.	Income Taxes

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions – the PRC and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2013. Accordingly, the Company has no net deferred tax assets.

Effective tax rates were approximately 0% and 0% for the six months ended June 30, 2013 and 2012, respectively. Central government and local government tax benefits, which have been granted to Guoying, will expire on December 31, 2013 and 2016, respectively. The Company’s effective tax rate was lower than the U.S. federal statutory rate due to the fact that its operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months  ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
U.S. Statutory rates	34.00%	34.00%
Foreign income not recognized in USA	(34.00%)	(34.00%)
China income taxes	25.00%	25.00%
China income tax exemption	(25.00%)	(25.00%)
Total provision for income taxes	0.00%	0.00%

The provision for income taxes from continuing operations on income consists of the following for the six months  ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
US current income tax expense	$-	$-
Federal	-	-
State	-	-
PRC current income tax expense	-	287
Total provision for income tax	$-	$287

United States of America

As of June 30, 2013, the Company in the United States had approximately $2,378,190 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2013 consists mainly of net operating loss incurred in 2011 and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2013 and December 31, 2012.

	At June 30, 2013	At December 31, 2012
Net operation loss carry forward	$(2,378,190)	$(2,378,190)
Total deferred tax assets	784,803	784,803
Less: valuation allowance	(784,803)	(784,803)
Net deferred tax assets	-	-
Change in valuation allowance	$-	$-

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on September 2, 2007 providing that Guoying is subject to income tax and VAT benefit treatment of reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from October 1, 2007 until December 31, 2010. The State Tax Bureau of Lu’an City has renewed the tax benefit approval. Guoying will be subject to the tax benefit until December 31, 2016. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment of reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013. However, according to the approval, Guoying has option to pay more tax per year at its discretion. Therefore, currently, Guoying is charged at a fixed annual amount of reduced tax rate of no less than RMB7, 500 per year that changes every year to cover all types of taxes including income taxes. The income tax expenses for the six months  ended June 30, 2013 and December 31, 2012 were $0 and $288, respectively. There were no significant book and tax basis differences.

14.	Concentration of Credit Risks, Uncertainties, Contingencies, and Commitments

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

For the six months periods ended June 30, 2013, there is no major customer that individually comprised more than 10% of the Company’s total sales. There are three major suppliers individually accounting for over 10% of the Company’s total purchase. These three major suppliers accounted for 56.79% of total purchase:

Suppliers	Six Months Ended June 30, 2013%
Shenzhen Tongfang Multimedia Technology Co., Ltd.	$2,220,529	11.87%
Shenzhen Skyworth - RGB Electronics Co., Ltd.	3,058,683	16.35%
Lu’an ZhongXing Trading Co., Ltd.	5,346,145	28.57%
	$10,625,356	56.79%

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company is in litigation with its prior attorney, who commenced an action against the company in the Supreme Court of the State of New York County of New York on February 2011 for approximately $145,308 plus accrued interest for legal services provided to China Financial Services, a financial advisory firm, on behalf of the Company. The Company intends to contest this action and believes that there are defenses available to the Company. This amount has been accrued as of June 30, 2013 and is included in accrued expenses.

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates. The Company incurred rent expenses of $74,723 and $80,023 for the six months  ended June 30, 2013 and 2012, respectively.

The lease expenses for the next five years are estimated to be as follows:

2014	$117,418
2015	17,106
2016	-
2017	-
2018	-
Total	$134,524

Obligations for Land Use Rights

The Company entered into a Land Investment  Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 164,983 square meters (approximately 300 Chinese acres) to be issued by local people's government where our construction and investment project will be built.  The Land Use Right Certificate is to be approved and issued by People’s Government of Yu An District and Pingqiao Committee is the management committee in charge of project investment on this parcel of land. 120 Chinese acres of this land is for commercial use and 180 Chinese acres of this land is for industrial use. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receives the land use right certificate issued by relevant PRC government pursuant to the Land Investment Agreement.  The Company received a land use right certificate issued by Yu An people’s government on April 16, 2012 with a term of 50 years until 2062 for a 38,449 square meter portion of the land which has been collateralized for a loan of RMB 10 million to a bank, including the 19,200 square meters where the four warehouses are built. The Company is waiting to receive the land use right certificate for the remaining 126,534 square meters of Pingqiao land. The government may not remove the Company’s facilities from the land which the Company has obtained the land use right certificate but could remove any future constructions that the Company builds on the land which the Company has not obtained land use right certificate. Due to burdensome and repetitive approval procedures, the Company has not been granted land use right certificate for the rest of land.  The Company is currently negotiating with the local government to obtain a Land Use Right Certificate for rest of the land but the Company is  not certain when such land use right certificate will be granted. The Company believes that if the land use right certificate is not granted to the Company by the local government, the Company will get a refund of the retainer from Pingqiao Committee pursuant to its contractual rights.

15.	Operating Segments

ASC 280 (formerly SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”) requires use of the “management approach” model for segment reporting. The Company uses the management approach model for segment reporting, which is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company has determined that its operations consist of three reportable business segments: (1) exclusive franchise stores, (2) non-exclusive franchise stores, and (3) company owned stores, as all revenue is derived from customers in the People’s Republic of China (PRC) and all of the Company’s assets are located in PRC.

The following table presents a summary of operating information for the three months and six months  ended June 30, 2013 and 2012, and certain year-end balance sheet information as of June 30, 2013 and December 31, 2012, respectively.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues from unaffiliated customers:
Exclusive franchise stores	$5,486,629	$9,105,592	$9,395,698	$18,886,562
Non-exclusive stores	446,985	6,451,687	848,675	9,508,915
Company owned stores	963,235	1,016,850	2,156,736	1,677,148
Consolidated	6,896,849	16,574,129	12,401,109	30,072,625
Gross Profit:
Exclusive franchise stores	449,737	640,840	774,476	1,291,480
Non-exclusive stores	36,912	438,145	69,646	641,215
Company owned stores	93,624	94,238	219,894	148,706
Consolidated	580,273	1,173,223	1,064,016	2,081,401

Depreciation and amortization:
Exclusive franchise stores	-	-	-	-
Non-exclusive stores	-	-	-	-
Company owned stores	-	-	-	-
Corporate	126,219	159,431	280,826	321,408
Consolidated	126,219	159,431	280,826	321,408

Capital expenditures:
Exclusive franchise stores	-	-	-	-
Non-exclusive stores	-	-	-	-
Company owned stores	-	-	-	-
Corporate	-	-	-	7,056,124
Consolidated	$-	$-	$-	$7,056,124

	At June 30, 2013	At December 31, 2012
Identified Assets:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	25,199,411	59,940,697
Consolidated	$25,199,411	$59,940,697

16.	Earnings Per Share

Components of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net loss	$(31,670,341)	$(244,603)	$(31,661,745)	$(338,506)
Loss attributable to non-controlling interest	(375)	-	-	-
Loss attributable to Common Stockholders	(31,669,966)	(244,603)	(31,661,745)	(338,506)

Original Shares of Common Stock	16,775,113	16,775,113	16,775,113	16,775,113
New Issuance of Common Stock	-	-	-	-
Basic Weighted Average Shares Outstanding	16,775,113	16,775,113	16,775,113	16,775,113

Addition to Common Stock from exercise of Warrant	-	-	-	-
Diluted Weighted Average Shares Outstanding	16,775,113	16,775,113	16,775,113	16,775,113

Earnings Per Share
- Basic	$(1.89)	$(0.01)	$(1.89)	$(0.02)
- Diluted	$(1.89)	$(0.01)	$(1.89)	$(0.02)

Weighted Average Shares Outstanding
- Basic	16,775,113	16,775,113	16,775,113	16,775,113
- Diluted	16,775,113	16,775,113	16,775,113	16,775,113

17.	Discontinued Operations

On June 29, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell assets and ownership of its subsidiary Opto-Electronics for total consideration of $962,224 (RMB 5,940,000). The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. No gain or loss was recognized for this disposal in the Company’s consolidated statements of operation and comprehensive income for the six months ended June 30, 2013.

The following tabulation presents the calculation of the disposal of the subsidiary Opto-Electronics:

	Valuation of	Buyer’s
Subsidiary	Disposition	Acquisition Price	Gain/(Loss)
Opto-Electronics	$ 962,224	$ 962,224	$ -

The following tabulation summarizes the operation results of Opto-Electronics for the period ended June 30, 2013, which was also accounted as loss from discontinued operations, net of tax in the consolidated statements of operation and comprehensive income.

Six Months Ended
June 30, 2013
Revenue	$-
Cost of revenue	-
Gross profit	-

Operating expenses	-
Operating income	-

Other expense	(8)
Earnings before tax	(8)

Provision for income tax	-

Net income	$(8)

18.	Subsequent Events

In order to improve its cash flows from operations and working capital, the Company decided to redeploy its capital to meet requirements of its business plan. In accordance with SFAS No. 144 (ASC 360-10), “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Company classified its logistics and transportation centers which were still under construction as a component of discontinued operation. Accordingly, the assets associated with the logistics and transportation centers have been classified as long-term assets held for sale in the consolidated balance sheets. The long-term assets held for sale includes: a) construction in progress, b) advance for construction of property and equipment, and c) land use rights the Company acquired through Pingqiao Industrial Park in Lu’an City.

On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an assets sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of $3,239,810 (RMB 20,000,000). Three installments in the amounts of: a) $809,952 (RMB 5,000,000), b) $1,619,906 (RMB 10,000,000) and c) $809,952 (RMB 5,000,000) are due by the ends of December 31, 2013, 2014 and 2015, respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% of the outstanding balance monthly.

The land use rights acquired through Pingqiao Industrial Park in Lu’an City were re-appraised by an independent appraisal firm Luan Shiji Land Price Evaluation Consultantive Co., Ltd. on April 24, 2013. The appraisal firm concluded the fair value of the 38,449 square meter portion of the land that the Company has received a land use rights certificate issued by Yu An people’s government on April 16, 2012 with a term of 50 years until 2062 was $1,774,722 (RMB 11,073,378). The appraisal firm further concluded that pursuant to the Sales Agreement, Opto-Electronics will carry a contractual obligation to negotiate with the Yu An government for purchase price to be paid to the Company to obtain the land use rights certificate of the remaining126, 534 square meters of Pingqiao land.

The Company assessed its long-term assets held for sale associated with the logistics and transportation centers based on above mentioned subsequent events and determined that write-down is necessary because the sales price of the long-term assets held for sale is significant less than its carrying value. As of June 30, 2013, the Company has written-down the long-term assets held for sale to $3,239,810 (RMB 20,000,000), the same value as sales price, in the consolidated balance sheets and has recorded $30,511,118 impairment loss in the consolidated statements of operations and comprehensive income.

The following tabulation presents the calculation of the difference between the sales price and the carrying value of the long-term assets held for sale:

At June 30, 2013
Land use rights	$15,107,431
Construction in progress	8,192,578
Advance for construction of plant and equipment	10,450,920
33,750,929
Less: Impairment loss	(30,511,118)

Long-term assets held for sale, net	$3,239,811

19.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of June 30, 2013, the Company had an accumulated deficit of $2,051,775 because the Company continued to incur losses over the past several periods

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the six months ended June 30, 2013 and 2012, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Overview

China Electronic Holdings, Inc (“CEH Delaware”) was organized on November 15, 2007 in Delaware as a development stage company. China Electronics Holdings, Inc (“CEHD Nevada” or the “Company”), formerly named Buyonate, Inc. and the public company, was incorporated in the State of Nevada on July 9, 2007. Lu’an Guoying Electronic Sales Co., Ltd., a domestic PRC corporation, (“Guoying”) was established on January 4, 2002 to engage in wholesale and retail of electronics consumer products to rural areas in An Hui province. Mr. Hailong Liu is the CEO and Chairman of Guoying. CEH  Nevada owns 100% equity interest in CEH Delaware which owns 100% equity interest in Guoying.

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

Results of Operations

Wholesale and Retail of Consumer Electronics Appliances

We operated 2 company-owned stores as of June 30, 2013.

As of June 30, 2013, we have exclusive franchise agreements with 306 exclusive franchise stores operated under the Guoying brand name (the “Exclusive Franchise Stores”). We entered into franchise agreements with 247, 61, 93, 91, 0 and 0 new exclusive franchise stores in 2009, 2010, 2011, 2012, first quarter of 2013 and Second quarter of 2013, respectively. We terminated our exclusive franchise agreement with 47, 0, 233, 131, 0 and 0 exclusive franchise stores in 2009, 2010, 2011, 2012, first quarter of 2013 and Second quarter of 2013, respectively. Both our Company-owned stores and our exclusive franchise stores only sell merchandise that we provide as their exclusive wholesaler, and such merchandise includes Guoying branded products as well as products from major wholesalers and manufacturers, such as Sony, Samsung and LG.

As of June 30, 2013, we have non-exclusive franchise agreements with 177 stores (the “Non-Exclusive Franchise Stores”) to which we provide Guoying branded merchandise on a non-exclusive wholesale basis. We entered into franchise agreements with 111, 557, 1, 20, 0 and 1 non-exclusive franchise stores in 2009, 2010, 2011, 2012, first quarter of 2013 and Second quarter of 2013, respectively. We terminated our non-exclusive franchise agreements with 15, 18, 362, 198, 0 and 0 non-exclusive franchise stores in 2009, 2010, 2011, 2012, first quarter of 2013 and Second quarter of 2013, respectively.

We currently target customers in county, township and villages (the third, fourth and fifth tiers of markets) in rural areas in Anhui Province of China. Our distribution and sales network currently covers twelve districts and counties in Anhui province, namely Shou County, Shu City, Jin An, Yu An, Huo Shan, Jinn Sai, HuoQiu, Gu Shi, Ye Ji, Fei West, Fei East, and Huai Nan Districts.

In August 2011, our Board decided to terminate our exclusive and non-exclusive franchise agreements with a number of stores in order to strengthen and grow the Company’s business after concluding that the rapid growth of the number of stores serviced by the Company and aggressive business expansion had caused deficiencies in the Company’s internal controls and management. The following criteria was used to determine which stores (“Disqualified Exclusive Stores” and “Disqualified Non-Exclusive Stores”) to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing and resulting in lower profit margins; and (iii) stores located remotely Lu An City that result in higher transportation and logistics expenses to us. During the year ended December 31, 2012, we closed 0 company-owned stores, terminated our contracts with 131 exclusive franchise stores, and terminated our contracts with 198 non-exclusive franchise stores.  During the six months ended June 30, 2013, we closed 0 company-owned stores, terminated our contracts with 0 exclusive franchise stores, and terminated our contracts with 0 non-exclusive franchise stores. We will continue to evaluate and decide if we need to terminate any more stores in 2013.

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

In order to improve its cash flows from operations and working capital, the Company decided to redeploy its capital to meet requirements of its business plan. In accordance with SFAS No. 144 (ASC 360-10), “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Company classified its logistics and transportation centers which were still under construction as a component of discontinued operation. Accordingly, the assets associated with the logistics and transportation centers have been classified as long-term assets held for sale in the consolidated balance sheets. The long-term assets held for sale includes: a) construction in progress, b) advance for construction of property and equipment, and c) land use rights the Company acquired through Pingqiao Industrial Park in Lu’an City.

On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an assets sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of $3,239,810 (RMB 20,000,000). Three installments in the amounts of: a) $809,952 (RMB 5,000,000), b) $1,619,906 (RMB 10,000,000) and c) $809,952 (RMB 5,000,000) are due by the ends of December 31, 2013, 2014 and 2015, respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% of the outstanding balance monthly.

The land use rights acquired through Pingqiao Industrial Park in Lu’an City were re-appraised by an independent appraisal firm Luan Shiji Land Price Evaluation Consultantive Co., Ltd. on April 24, 2013. The re-appraisal found that the fair value of the land use rights was $1,774,722 (RMB 11,073,378).

The Company assessed its long-term assets held for sale associated with the logistics and transportation centers based on above mentioned subsequent event and determined that write-down is necessary because the sales price of the long-term assets held for sale is significant less than its carrying value. As of June 30, 2013, the Company has written-down the long-term assets held for sale to $3,239,810 (RMB 20,000,000), the same value as sales price, in the consolidated balance sheets and has recorded $30,511,118 impairment loss in the consolidated statements of operations and comprehensive income.

The Company will continue focusing on becoming a significant retailer and wholesaler of consumer electronics and appliances to rural markets with a goal of having a national distribution network throughout China. The Company’s working capital will continue to be used to develop wholesale and retail business.

Three months ended June 30, 2013 Compared with Three months ended June 30, 2012

Revenues

Our net revenue for the three months ended June 30, 2013 was $6,896,849, a decrease of 58.4%, or $9,677,280, from $16,574,129 for the three months ended June 30, 2012.

For the three months ended June 30, 2013, net revenue from exclusive franchise stores was $5,486,629, a decrease of 39.7%, or $3,618,963, from $9,105,592 for the three months ended June 30, 2012. There were 306 exclusive franchise stores as of June 30, 2013, compared to 306 exclusive franchise stores as of December 31, 2012 and 324 exclusive franchise stores as of June 30, 2012. The Company entered into franchise agreements with 0 exclusive stores and terminated its agreement with 0 exclusive stores in the second quarter of 2013. The decreased revenue is because of the decreased sales from some of our product lines due to the decreased demand and due to more competition of the market.

For the three months ended June 30, 2013, net revenue from non-exclusive stores was $446,985, a decrease of 93.1%, or $6,004,702, from $6,451,687 for the three months ended June 30, 2012. There were 177 non-exclusive stores as of June 30, 2013, compared to the 176 non-exclusive stores as of December 31, 2012 and 175 non-exclusive stores as of June 30, 2012. The Company entered into a non-exclusive franchise agreement with 1 non-exclusive stores and terminated its agreement with 0 non-exclusive stores in the second quarter of 2013. The decreased revenue is because of the decreased sales from some of our product lines due to the decreased demand and due to more competition of the market.

For the three months ended June 30, 2013, net revenue from company owned stores was $963,235, a decrease of 5.3%, or $53,615, from $1,016,850 for the three months ended June 30, 2012. The decreased revenue is because of the decreased sales from some of our product lines due to the decreased demand and due to more competition of the market.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the three months ended June 30, 2013 and 2012 are as follows:

Three Months Ended 6/30/2012	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$6,451,687	$9,105,592	$1,016,850	$16,574,129
Cost of Sales	$6,013,542	$8,464,752	$922,612	$15,400,906
Gross Profit	$438,145	$640,840	$94,238	$1,173,223

Three months-Ended 6/30/2013	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$446,985	$5,486,629	$963,235	$6,896,849
Cost of Sales	$410,072	$5,036,891	$869,612	$6,316,575
Gross Profit	$36,913	$449,738	$93,623	$580,274

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2012 and that have been in continuous operation as of June 30, 2013 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2012 or 2013. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in three months ended June 30, 2013 and 2012, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$324,479	$5,803,888	$(5,479,409)	(94)%
Exclusive Franchise Stores	$3,642,545	$6,989,098	$(3,346,553)	(48)%
Company-Owned Stores	$963,235	$1,016,850	$(53,615)	(5)%
Total	$4,930,259	$13,809,836	$(8,879,577)	(64)%

The primary reason for the decrease in Same Stores Sales was the decrease in sales from exclusive stores (“Same Exclusive Franchise Stores”), decrease in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”), and decrease in sales from company-owned stores (“Same Company-Owned Stores”). The decrease is due to the decreased sales from some of our product lines due to the decreased demand and due to more competition of the market.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Number of Same Stores	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012
Non-Exclusive Franchise Stores	174	174
Exclusive Franchise Stores	222	222
Company-Owned Stores	2	2

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$1,865	$33,356	$(31,491)	(94)%
Exclusive Franchise Stores	$16,408	$31,482	$(15,074)	(48)%
Company-Owned Stores	$481,617	$508,425	$(26,808)	(5)%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened or with which we entered into a franchise agreement in either 2013 or 2012 that are in existence under normal business operations as of June 30, 2013 and excluding stores that closed in 2013 or 2012 (“New Stores”). New Store Sales are defined as sales from the New Stores. 2012 New Store Sales refer to the sales from New Stores opened or with which we entered into a franchise agreement in 2012 and not closed in 2013. 2013 New Store Sales refer to the sales generated in 2013 from both New Stores opened or with which we entered into a franchise agreement in 2012 and 2013 that have not closed as of the end of June 30, 2013.

New Stores Sales operating in both 2012 and 2013, and the increase experiences at a percentage are as follows:

New Store Sales	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$122,506	$647,798	$(525,292)	(81)%
Exclusive Franchise Stores	$1,844,128	$1,882,067	$(37,939)	(2)%
Company-Owned Stores	$-	$-	$-	-%
Total	$1,966,634	$2,529,865	$(563,231)	(22)%

The primary reason for the decrease in New Stores Sales was the decrease of sales from new exclusive franchise stores (the “New Exclusive Franchise Stores”), the decrease in sales from new Non-Exclusive franchise stores (the “New Non-Exclusive Franchise Stores). The decrease of sales from New Non-Exclusive Franchise Stores is. The decrease of sales from exclusive stores is because of the decreased sales from some of our product lines due to the decreased demand and due to more competition of the market.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

Number of New Stores	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012
Non-Exclusive Franchise Stores	21	19
Exclusive Franchise Stores	91	76
Company-Owned Stores	-	-

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$5,834	$34,095	$(28,261)	(83)%
Exclusive Franchise Stores	$20,265	$24,764	$(4,499)	(18)%
Company-Owned Stores	$-	$-	$-	-%

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

Closed Store Sales in 2012 and 2013, and the change experienced as a percentage are as follows:

Closed Store Sales	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$-	$-	-%
Exclusive Franchise Stores	$(44)	$234,428	$(234,472)	(100)%
Company-Owned Stores	$-	$-	$-	-%
Total	$(44)	$234,428	$(234,472)	(100)%

The decrease in Closed Store Sales results from the fact that Stores whose franchise agreements were terminated or which closed in 2012 generated no sales for the Company in the three months ended June 30, 2013. The Company resolved to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) stores that sold brands of merchandise not supplied by us.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Number of Closed Stores	Three months-Ended 6/30/2013	Three months-Ended 3/31/202
Non-Exclusive Franchise Stores	198	198
Exclusive Franchise Stores	131	131
Company-Owned Stores	-	-

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$-	$-	-%
Exclusive Franchise Stores	$-	$1,790	$(1,790)	(100)%
Company-Owned Stores	$-	$-	$-	-%

Other information

The following is a summary of revenue by product line for the three months ended June 30, 2013 and 2012:

	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012
Solar Power Products	$424,946	$3,513,303
Air Conditioner	$2,845,174	$5,800,416
Refrigerator	$538,925	$2,341,567
TV	$1,646,027	$4,371,015
Washer	$848,182	$520,643
Others	$593,595	$27,185
Total	$6,896,849	$16,574,129

The decrease of revenue for the three months ended June 30, 2013 compared to the same period last year is mainly due to the decreased sales from Solar-powered products.

Solar-powered products sales decreased by $3,088,357, or 87.9%, from $3,513,303 in the three months ended June 30, 2012 to $424,946 in the same period in 2013. The decrease is mainly due to decreased solar-powered products sales of Huayang Brand. The decrease is due to increased market competition of solar-powered products, fulfilled market, and Huayang’s failure to increase its sales in the market.

Air-conditioners sales decreased by $2,955,242, or 50.9%, from $5,800,416 in the three months ended June 30, 2012 to $2,845,174 in the same period in 2013. The decrease of these product lines is mainly due to increased completion and decreased demand.

Refrigerators sales decreased by $1,802,642, or 77%, from $2,341,567 in the three months ended June 30, 2012 to $538,925 in the same period in 2013. The decrease of these product lines is mainly due to increased completion and decreased demand.

TV sales decreased by $2,724,988, or 62.3%, from $4,371,015 in the three months ended June 30, 2012 to $1,646,027 in the same period in 2013. The decrease of these product lines is mainly due to increased completion and decreased demand.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2013 was $6,316,575, a decrease of $9,089,331, or 59.0%, compared to $15,400,906 for the three months ended June 30, 2012. The decrease was mainly due to the decrease in sales.

	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012

Cost of goods sold from non-exclusive stores	$410,072	$6,013,542
Cost of goods sold from exclusive franchise stores	5,036,891	8,464,752
Cost of goods sold from company-owned stores	869,612	922,612
Cost of goods sold	$6,316,575	$15,400,906

For the three months ended June 30, 2013, cost of goods sold from non-exclusive stores was $410,072, a decrease of 93.2%, or $5,603,470, from $6,013,542 for the three months ended June 30, 2012. The decrease was in line with the decrease in sales from non-exclusive stores.

For the three months ended June 30, 2013, cost of goods sold from company-owned stores was $869,612, a decrease of 5.7%, or $53,000, from $922,612 for the three months ended June 30, 2012. The decrease was in line with the decrease in sales from company-owned stores.

For the three months ended June 30, 2013, cost of goods sold from exclusive franchise stores was $5,036,891, a decrease of 40.5%, or $3,427,861, from $8,464,752 for the three months ended June 30, 2012. The decrease was in line with the decrease in sales from exclusive stores.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$297,642	$5,408,673	$(5,111,031)	(94)%
Exclusive Franchise Stores	$3,353,983	$6,516,046	$(3,162,063)	(49)%
Company-Owned Stores	$869,612	$922,612	$(53,002)	(6)%
Total	$4,521,235	$12,847,331	$(8,326,096)	(65)%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$1,711	$31,084	$(29,373)	(94)%
Exclusive Franchise Stores	$15,108	$29,352	$(14,244)	(49)%
Company-Owned Stores	$434,805	$461,306	$(26,501)	(6)%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$112,430	$604,868	$(492,438)	(81)%
Exclusive Franchise Stores	$1,691,959	$1,730,527	$(38,568)	(2)%
Company-Owned Stores	$-	$-	$-	-%
Total	$1,804,389	$2,335,395	$(531,006)	(23)%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$5,354	$31,835	$(26,481)	(83)%
Exclusive Franchise Stores	$18,593	$22,770	$(4,177)	(18)%
Company-Owned Stores	$-	$-	$-	-%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$-	$-	-%
Exclusive Franchise Stores	$(9,050)	$218,180	$(227,230)	(104)%
Company-Owned Stores	$-	$-	$-	-%
Total	$(9,050)	$218,180	$(227,230)	(104)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$-	$-	-%
Exclusive Franchise Stores	$(69)	$1,665	$(1,734)	(104)%
Company-Owned Stores	$-	$-	$-	-

Other information

The following is a summary of cost of goods sold by product line for the three months ended June 30, 2013 and 2012:

	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012
Solar Power Products	$391,950	$3,271,005
Air Conditioner	$2,602,423	$5,367,931
Refrigerator	$495,810	$2,184,887
TV	$1,507,819	$4,064,582
Washer	$772,733	$486,308
Others	$545,840	$26,193
Total	$6,316,575	$15,400,906

Gross Profit

Gross profit for the three months ended June 30, 2013 was $580,274, a decrease of $592,949, or approximately 50.5%, compared to $1,173,223 for the three months ended June 30, 2012.

For the three months ended June 30, 2013, gross profit for non-exclusive stores was $36,913, a decrease of 91.6%, or $401,222, from $438,135 for the three months ended June 30, 2012. The decrease was mainly due to the decreased sales from non-exclusive stores.

For the three months ended June 30, 2013, gross profit for exclusive franchise stores was $449,738, a decrease of 29.8%, or $191,102, from $640,840 for the three months ended June 30, 2012. The decrease was mainly due to the decreased sales from exclusive franchise stores.

For the three months ended June 30, 2013, gross profit for company-owned stores was $93,623, a decrease of 0.7%, or $615, from $94,238 for the three months ended June 30, 2012. The decrease was mainly due to decreased sales from company-owned stores.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$26,836	$395,215	$(368,379)	(93)%
Exclusive Franchise Stores	$288,562	$473,052	$(184,490)	(39)%
Company-Owned Stores	$93,625	$94,238	$(613)	(1)%
Total	$409,023	$962,505	$(553,482)	(58)%

The average gross profit per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$154	$2,271	$(2,117)	(93)%
Exclusive Franchise Stores	$1,300	$2,131	$(831)	(39)%
Company-Owned Stores	$46,812	$47,119	$(307)	(1)%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$10,076	$42,930	$(32,854)	(77)%
Exclusive Franchise Stores	$152,169	$151,540	$629	0.4%
Company-Owned Stores	$-	$-	$-	-%
Total	$162,245	$194,470	$(32,225)	(17)%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$480	$2,260	$(1,780)	(79)%
Exclusive Franchise Stores	$1,672	$1,994	$(322)	(16)%
Company-Owned Stores	$-	$-	$-	-%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$-	$-	-%
Exclusive Franchise Stores	$9,006	$16,248	$(7,242)	(45%)%
Company-Owned Stores	$-	$-	$-	-%
Total	$9,006	$16,248	$(7,242)	(45%)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$-	$-	-%
Exclusive Franchise Stores	$69	$124	$(55)	(45)%
Company-Owned Stores	$-	$-	$-	-%

Other information

The following is a summary of gross profit by product line for the three months ended June 30, 2013 and 2012:

	Three months-Ended 6/30/2013	Three months-Ended 6/30/2012
Solar Power Products	$32,996	$242,298
Air Conditioner	$242,751	$432,485
Refrigerator	$43,115	$156,680
TV	$138,208	$306,432
Washer	$75,448	$34,334
Others	$47,756	$994
Total	$580,274	$1,173,223

Gross Profit Rate

Gross profit rate for the three months ended June 30, 2013 was 8.41%, an increase of approximately 1.33%, compared to 7.08% for the three months ended June 30, 2012. The increase of gross profit rate is because the change of product portfolios in our sales during the three months ended June 30, 2013 compared to the same period last year. We sold less low margin solar-powered products during the three months ended June 30, 2013 compared to the same period last year. The Company continues to improve managing its sales network as well as products offered, which continuously requires us to review pricing on existing products and existing sales channels. We expect that our pricing strategies will continue to evolve to market conditions and expect improvements to have a marginalizing effect on the noted increase in gross profit rates at exclusive franchise stores as changes in product offerings mature along with their related pricing strategies.

For the three months ended June 30, 2013, gross profit rate for exclusive franchise stores was 8.20%, an increase of 1.16% compared to 7.04% for the three months ended June 30, 2012. The increase of gross profit rate is because the change of product portfolios in our sales during the three months ended June 30, 2013 compared to the same period last year.

For the three months ended June 30, 2013, gross profit rate for non-exclusive stores was 8.26%, an increase of 1.47%, compared to 6.79% for the three months ended June 30, 2012. The increase of gross profit rate is because the change of product mix in our sales during the three months ended June 30, 2013 compared to the same period last year.

For the three months ended June 30, 2013, gross profit rate for company-owned stores was 9.72%, an increase of 0.45%, compared to 9.27% for the three months ended June 30, 2012. The increase of gross profit rate is because the change of product mix in our sales during the three months ended June 30, 2013 compared to the same period last year. In the three months ended June 30, 2013, the Company decreased the sales of low margin solar-powered products due to less demand from the market.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 were $1,591,935, an increase of $388,951, or 32.3%, from $1,202,984 for the three months ended June 30, 2012.

Selling expenses for the three months ended June 30, 2013 were $1,192,392, an increase of $647,862, or 119.0%, from $544,530 for the three months ended June 30, 2012. The increase of selling expenses relates primarily to the expansion of marketing and promotion expenses.

General and administrative expenses for the three months ended June 30, 2013 were $504,971, a decrease of $153,483, or 23.3%, from $658,454 for three months ended June 30, 2012. The decrease is mainly due to the decrease of overhead expense related to the drop of sales.

During the three months ended June 30, 2013 and 2012, bad debt allowance for accounts receivable of $256,068 and $0 were recorded as operating expenses.

During the three months ended June 30, 2013 and 2012, recovery of debt expenses of $361,496 and $0 were recorded as a reduction of operating expenses.

Net Operating Loss

Our net operating loss for the three months ended June 30, 2013 was $1,011,661, an increase of $981,900, or 3,299.3%, from $29,761 for the same period in 2012. The increase was mainly due to the decrease of sales and gross profit and the increase of operating expenses.

Other Income (Expense)

Our net other expense for the three months ended June 30, 2013 was $30,658,672, an increase of $30,444,117, or 14,189.4%, from net other expense $214,555 for the same period in 2012. The increase of other expense was mainly due to increase in impairment loss for long-term assets held for sale of $30,511,118 during the three months ended June 30, 2013.

Provision for Income Taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment out of a reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013 subject to Guoying's option to pay more in taxes should it elect to do so. Therefore, currently, Guoying is charged at a fixed annual reduced tax rate no less than RMB7, 500 per year that changes every year to cover all types of taxes including income taxes. The income tax expenses for the three months ended June 30, 2013 and 2012 are $0 and $287, respectively. There were no significant book and tax basis differences.

Net Income (Loss) Attributable to China Electronics Holdings, Inc.

Our net loss attributable to China Electronics Holdings, Inc. for the three months ended June 30, 2013 was $31,669,966, an increase of $31,425,363, or 12,847.5%, from net loss attributable to China Electronics Holdings, Inc. of $244,603 for the same period in 2012. The increase was mainly due to the increase in impairment loss for long-term assets held for sale during the three months ended June 30, 2013.

Six months ended June 30, 2013 Compared with Six months ended June 30, 2012

Revenues

Our net revenue for the six months ended June 30, 2013 was $12,401,109, a decrease of 58.8%, or $17,671,516, from $30,072,625 for the six months ended June 30, 2012.

For the six months ended June 30, 2013, net revenue from exclusive franchise stores was $9,395,698, a decrease of 50.3%, or $9,490,864, from $18,886,562 for the six months ended June 30, 2012. There were 306 exclusive franchise stores as of June 30, 2013, same as the 306 exclusive franchise stores as of December 31, 2012 and 324 exclusive franchise stores as of June 30, 2012. The Company entered into franchise agreements with 0 exclusive stores and terminated its agreement with 0 exclusive stores in the first two quarters of 2013. The decreased revenue is because of the decreased sales from some of our product lines due to the decreased demand and due to more competition of the market.

For the six months ended June 30, 2013, net revenue from non-exclusive stores was $848,675, a decrease of 91.1%, or $8,660,240, from $9,508,915 for the six months ended June 30, 2012. There were 177 non-exclusive stores as of June 30, 2013, compared to the 176 non-exclusive stores as of December 31, 2012 and 175 non-exclusive stores as of June 30, 2012. The Company entered into a non-exclusive franchise agreement with 1 non-exclusive stores and terminated its agreement with 0 non-exclusive stores in the first two quarters of 2013. The decreased revenue is because of the decreased sales from some of our product lines due to the decreased demand and due to more competition of the market.

For the six months ended June 30, 2013, net revenue from company owned stores was $2,156,736, an increase of 28.6%, or $479,588, from $1,677,148 for the six months ended June 30, 2012. The increased revenue from company-owned stores was mainly because Company enhanced management for Company-owned stores. The Company hired specialists to improve products placements in stores, increased staff training of products knowledge, improved store image, continued promotion activities, and improved after sales customer service.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the six months ended June 30, 2013 and 2012 are as follows:

Six Months-Ended 6/30/2012	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$9,508,915	$18,886,562	$1,677,148	$30,072,625
Cost of Sales	$8,867,700	$17,595,082	$1,528,442	$27,991,224
Gross Profit	$641,215	$1,291,480	$148,706	$2,081,471

Six months-Ended 6/30/2013	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$848,675	$9,395,698	$2,156,736	$12,401,109
Cost of Sales	$779,029	$8,621,222	$1,936,842	$11,337,093
Gross Profit	$69,646	$774,476	$219,894	$1,064,016

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2012 and that have been in continuous operation as of June 30, 2013 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2012 or 2013. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in six months ended June 30, 2012 and 2013, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$717,049	$8,861,117	$(8,144,068)	(92)%
Exclusive Franchise Stores	$6,133,065	$15,048,182	$(8,915,117)	(59)%
Company-Owned Stores	$2,156,736	$1,677,148	$479,588	29%
Total	$9,006,850	$25,586,447	$(16,579,597)	(65)%

The primary reason for the decrease in Same Stores Sales was the decrease in sales from exclusive stores (“Same Exclusive Franchise Stores”), decrease in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”), and increase in sales from company-owned stores (“Same Company-Owned Stores”). The decrease in our sales in Same Exclusive Franchise stores and decrease in same Non-Exclusive stores are due to decreased market demand and increased market competition.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Number of Same Stores	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012
Non-Exclusive Franchise Stores	174	174
Exclusive Franchise Stores	222	222
Company-Owned Stores	2	2

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$4,121	$50,926	$(46,805)	(92)%
Exclusive Franchise Stores	$27,626	$67,785	$(40,159)	(59)%
Company-Owned Stores	$1,078,368	$838,574	$239,794	29%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened or with which we entered into a franchise agreement in either 2013 or 2012 that are in existence under normal business operations as of June 30, 2013 and excluding stores that closed in 2013 or 2012 (“New Stores”). New Store Sales are defined as sales from the New Stores. 2012 New Store Sales refer to the sales from New Stores opened or with which we entered into a franchise agreement in 2012 and not closed in 2013. 2013 New Store Sales refer to the sales generated in 2013 from both New Stores opened or with which we entered into a franchise agreement in 2012 and 2013 that have not closed as of the end of June 30, 2013.

New Stores Sales operating in both 2012 and 2013, and the increase experiences at a percentage are as follows:

New Store Sales	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$131,626	$647,799	$(516,173)	(80)%
Exclusive Franchise Stores	$3,246,244	$2,156,692	$1,089,552	51%
Company-Owned Stores	$-	$-	$-	-%
Total	$3,377,870	$2,804,491	$573,379	20%

The primary reason for the increase in New Stores Sales was the increase of sales from new exclusive franchise stores (the “New Exclusive Franchise Stores”), offset by the decrease in sales from new Non-Exclusive franchise stores (the “New Non-Exclusive Franchise Stores). The decrease of sales from New Non-Exclusive Franchise Stores is due to the fact that. The increase of sales from exclusive stores is because of the decreased sales from some of our product lines due to the decreased demand and due to more competition of the market.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

Number of New Stores	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012
Non-Exclusive Franchise Stores	21	19
Exclusive Franchise Stores	91	76
Company-Owned Stores	-	-

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$6,268	$34,095	$(27,827)	(82)%
Exclusive Franchise Stores	$35,673	$28,378	$7,295	26%
Company-Owned Stores	$-	$-	$-	-%

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

Closed Store Sales in 2012 and 2013, and the change experienced as a percentage are as follows:

Closed Store Sales	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$-	$-	-%
Exclusive Franchise Stores	$16,388	$1,681,688	$(1,665,300)	(99)%
Company-Owned Stores	$-	$-	$-	-%
Total	$16,388	$-	$(1,665,300)	(99)%

The decrease in Closed Store Sales results from the fact that Stores whose franchise agreements were terminated or which closed in 2012 generated no sales for the Company in the six months ended June 30, 2013. The Company resolved to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) stores that sold brands of merchandise not supplied by us.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Number of Closed Stores	Six months-Ended 6/30/2013	Six months-Ended 3/31/202
Non-Exclusive Franchise Stores	198	198
Exclusive Franchise Stores	131	131
Company-Owned Stores	-	-

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$-	$-	-%
Exclusive Franchise Stores	$125	$12,837	$(12,712)	(99)%
Company-Owned Stores	$-	$-	$-	-%

Other information

The following is a summary of revenue by product line for the six months ended June 30, 2013 and 2012:

	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012
Solar Power Products	$1,163,717	$9,558,962
Air Conditioner	$4,388,110	$7,998,438
Refrigerator	$928,416	$4,086,851
TV	$3,067,498	$6,972,715
Washer	$1,817,531	$1,285,900
Others	$1,035,837	$169,759
Total	$12,401,109	$30,072,625

The decrease of revenue for the six months ended June 30, 2013 compared to the same period last year is mainly due to the decreased sales from Solar-powered products.

Solar-powered products sales decreased by $8,395,245, or 87.8%, from $9,558,962 in the six months ended June 30, 2012 to $1,163,717 in the same period in 2013. The decrease is mainly due to decreased solar-powered products sales of Huayang Brand. The decrease is due to increased market competition of solar-powered products, fulfilled market, and Huayang’s failure to increase its sales in the market.

Air-conditioners sales decreased by $3,610,328, or 45.1%, from $7,998,438 in the six  months ended June 30, 2012 to $4,388,110 in the same period in 2013. The decrease of these product lines is mainly due to increased completion and decreased demand.

Refrigerators sales decreased by $3,158,435, or 77.3%, from $4,086,851 in the six months ended June 30, 2012 to $928,416 in the same period in 2013. The decrease of these product lines is mainly due to increased completion and decreased demand.

TV sales decreased by $3,905,217, or 56.0%, from $6,972,715 in the six  months ended June 30, 2012 to $3,067,498 in the same period in 2013. The decrease of these product lines is mainly due to increased completion and decreased demand.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2013 was $11,337,093, a decrease of $16,654,131, or 59.5%, compared to $27,991,224 for the six months ended June 30, 2012. The decrease was mainly due to the decrease in sales.

	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012

Cost of goods sold from non-exclusive stores	$779,029	$8,867,700
Cost of goods sold from exclusive franchise stores	8,621,222	17,595,082
Cost of goods sold from company-owned stores	1,936,842	1,528,442
Cost of goods sold	$11,337,093	$27,991,224

For the six months ended June 30, 2013, cost of goods sold from non-exclusive stores was $779,029, a decrease of 91.2%, or $8,088,671, from $8,867,700 for the six months ended June 30, 2012. The decrease was in line with the decrease in sales from non-exclusive stores.

For the six months ended June 30, 2013, cost of goods sold from company-owned stores was $1,936,842, an increase of 26.7%, or $408,400, from $1,528,442 for the six months ended June 30, 2012. The increase was in line with the increase in sales from company-owned stores.

For the six months ended June 30, 2013, cost of goods sold from exclusive franchise stores was $8,621,222, a decrease of 51.0%, or $8,973,860, from $17,595,082 for the six months ended June 30, 2012. The decrease was in line with the decrease in sales from exclusive stores.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$658,226	$8,262,832	$(7,604,606)	(92)%
Exclusive Franchise Stores	$5,629,484	$14,041,212	$(8,411,728)	(60)%
Company-Owned Stores	$1,936,841	$1,528,442	$408,399	27%
Total	$8,224,551	$23,832,486	$(15,607,935)	(65)%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$3,783	$47,488	$(43,705)	(92)%
Exclusive Franchise Stores	$25,358	$63,249	$(37,891)	(60)%
Company-Owned Stores	$968,420	$764,221	$204,199	27%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$120,803	$604,868	$(484,065)	(80)%
Exclusive Franchise Stores	$2,976,773	$1,986,683	$990,090	50%
Company-Owned Stores	$-	$-	$-	-%
Total	$3,097,576	$2,591,551	$506,025	20%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$5,753	$31,835	$(26,082)	(82)%
Exclusive Franchise Stores	$32,712	$26,141	$6,571	25%
Company-Owned Stores	$-	$-	$-	-%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$-	$-	-%
Exclusive Franchise Stores	$14,966	$1,567,188	$(1,552,222)	(99)%
Company-Owned Stores	$-	$-	$-	-%
Total	$14,966	$1,567,188	$(1,552,222)	(99)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$-	$-		%
Exclusive Franchise Stores	$114	$11,963	$(11,849)	(99)%
Company-Owned Stores	$-	$-	$-	-

Other information

The following is a summary of cost of goods sold by product line for the six months ended June 30, 2013 and 2012:

	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012
Solar Power Products	$1,073,119	$8,914,237
Air Conditioner	$3,999,683	$7,417,307
Refrigerator	$849,004	$3,809,497
TV	$2,809,604	$6,489,394
Washer	$1,653,326	$1,200,134
Others	$952,357	$160,655
Total	$11,337,093	$27,991,224

Gross Profit

Gross profit for the six months ended June 30, 2013 was $1,064,016, a decrease of $1,017,385, or approximately 48.9%, compared to $2,081,401 for the six months ended June 30, 2012.

For the six months ended June 30, 2013, gross profit for non-exclusive stores was $69,646, a decrease of 89.1%, or $571,569, from $641,215 for the six months ended June 30, 2012. The decrease was mainly due to the decreased sales from non-exclusive stores.

For the six months ended June 30, 2013, gross profit for exclusive franchise stores was $774,476, a decrease of 40.0%, or $517,004, from $1,291,480 for the six months ended June 30, 2012. The decrease was mainly due to the decreased sales from exclusive franchise stores.

For the six months ended June 30, 2013, gross profit for company-owned stores was $219,894, an increase of 47.9%, or $71,188, from $148,706 for the six months ended June 30, 2012. The increase was mainly due to increased sales from company-owned stores.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$58,823	$598,285	$(539,462)	(90)%
Exclusive Franchise Stores	$503,581	$1,006,970	$(503,389)	(50)%
Company-Owned Stores	$219,895	$148,706	$71,189	48%
Total	$782,329	$1,753,961	$(967,662)	(55)%

The average gross profit per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$338	$3,438	$(3,100)	(90)%
Exclusive Franchise Stores	$2,268	$4,536	$(2,268)	(50)%
Company-Owned Stores	$109,948	$74,353	$35,595	48%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$10,823	$42,931	$(32,108)	(75)%
Exclusive Franchise Stores	$269,472	$170,009	$99,463	59%
Company-Owned Stores	$-	$-	$-	-%
Total	$280,295	$212,940	$67,355	32%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$515	$2,259	$(1,744)	(77)%
Exclusive Franchise Stores	$2,961	$2,237	$724	32%
Company-Owned Stores	$-	$-	$-	-%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$-	$-	-%
Exclusive Franchise Stores	$1,422	$114,501	$(113,079)	(99)%
Company-Owned Stores	$-	$-	$-	-%
Total	$1,422	$114,501	$(113,079)	(99)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$-	$-	$-	-%
Exclusive Franchise Stores	$11	$874	$(863)	(99)%
Company-Owned Stores	$-	$-	$-	-%

Other information

The following is a summary of gross profit by product line for the six months ended June 30, 2013 and 2012:

	Six months-Ended 6/30/2013	Six months-Ended 6/30/2012
Solar Power Products	$90,598	$644,724
Air Conditioner	$388,427	$581,131
Refrigerator	$79,412	$277,354
TV	$257,894	$483,320
Washer	$164,204	$85,765
Others	$83,481	$9,107
Total	$1,064,016	$2,081,401

Gross Profit Rate

Gross profit rate for the six months ended June 30, 2013 was 8.58%, an increase of approximately 1.66%, compared to 6.92% for the six months ended June 30, 2012. The increase of gross profit rate is because the change of product portfolios in our sales during the six months ended June 30, 2013 compared to the same period last year. We sold less low margin solar-powered products during the six months ended June 30, 2013 compared to the same period last year. The Company continues to improve managing its sales network as well as products offered, which continuously requires us to review pricing on existing products and existing sales channels. We expect that our pricing strategies will continue to evolve to market conditions and expect improvements to have a marginalizing effect on the noted increase in gross profit rates at exclusive franchise stores as changes in product offerings mature along with their related pricing strategies.

For the six months ended June 30, 2013, gross profit rate for exclusive franchise stores was 8.24%, an increase of 1.40% compared to 6.84% for the six months ended June 30, 2012. The increase of gross profit rate is because the change of product portfolios in our sales during the six months ended June 30, 2013 compared to the same period last year.

For the six months ended June 30, 2013, gross profit rate for non-exclusive stores was 8.21%, an increase of 1.47%, compared to 6.74% for the six months ended June 30, 2012. The increase of gross profit rate is because the change of product mix in our sales during the six months ended June 30, 2013 compared to the same period last year.

For the six months ended June 30, 2013, gross profit rate for company-owned stores was 10.20%, an increase of 1.33%, compared to 8.87% for the six months ended June 30, 2012. The increase of gross profit rate is because the change of product mix in our sales during the six months ended June 30, 2013 compared to the same period last year. In the six months ended June 30, 2013, the Company decreased the sales of low margin solar-powered products due to less demand from the market.

Operating Expenses

Operating expenses for the six months ended June 30, 2013 were $2,328,070, an inecrease of $123,820, or 5.6%, from $2,204,250 for the six months ended June 30, 2012.

Selling expenses for the six months ended June 30, 2013 were $1,548,957, an increase of $520,653, or 50.6%, from $1,028,304 for the six months ended June 30, 2012. The increase of selling expenses was mainly due to the expansion of marketing and promotion expenses.

General and administrative expenses for the six months ended June 30, 2013 were $964,644, a decrease of $211,302, or 18.0%, from $1,175,946 for six months ended June 30, 2012. The decrease is mainly due to the decrease of overhead expenses related to drop of sales.

During the six months ended June 30, 2013 and 2012, bad debt allowance for accounts receivable of $256,068 and $0 were recorded as operating expenses.

During the six months ended June 30, 2013 and 2012, recovery of debt expenses of $441,599 and $0 were recorded as a reduction of operating expenses.

Net Operating Loss

Our net operating loss for the six months ended June 30, 2013 was $1,264,054, an increase of $1,141,205, or 928.9%, from $122,849 for the same period in 2012. The increase was mainly due to the decrease of sales and gross profit and the increase of operating expenses.

Other Income (Expense)

Our net other expense for the six months ended June 30, 2013 was $30,397,683, an increase of $30,182,313, or 14,014.2%, from net other expense $215,370 for the same period in 2012. The increase of other expense was mainly due to increase in impairment loss for long-term assets held for sale of $30,511,118 during the six months ended June 30, 2013.

Provision for Income Taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment out of a reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013 subject to Guoying's option to pay more in taxes should it elect to do so. Therefore, currently, Guoying is charged at a fixed annual reduced tax rate no less than RMB7, 500 per year that changes every year to cover all types of taxes including income taxes. The income tax expenses for the six months ended June 30, 2013 and 2012 are $0 and $287, respectively. There were no significant book and tax basis differences.

Net Income (Loss) Attributable to China Electronics Holdings, Inc.

Our net loss attributable to China Electronics Holdings, Inc. for the six months ended June 30, 2013 was $31,661,745, an increase of $31,323,239, or 9,253.4%, from net loss attributable to China Electronics Holdings, Inc. of $338,506 for the same period in 2012. The increase was mainly due to impairment loss for long-term assets held for sale during the six months ended June 30, 2013.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2013 or during the six months ended June 30, 2012 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $65,200, an increase of $55,735 from $9,465 as of December 31, 2012. We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	June 30, 2013	June 30, 2012
Net cash used in operating activities	$(994,461)	$(337,703)
Net cash used in investing activities	-	(610,713)
Net cash provided by financing activities	641,324	791,000
Effect of rate changes on cash	408,872	755
Increase /(Decrease) in cash and cash equivalents	55,735	(156,661)
Cash and cash equivalents, beginning of period	9,465	171,838
Cash and cash equivalents, end of period	$65,200	$15,177

Net cash used in operating activities was $994,461 for the six months ended June 30, 2013, compared to net cash used in operating activities of $337,703 for the six months ended June 30, 2012, an increase of $656,758 or 194.5%. The increase of net cash used in operating activities was primarily due to the increase of payments advanced to our suppliers for the purchase of inventories.

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

Growth Strategies

We funded our growth strategy from our working capital and below are a summary of approximately how much we have spent in year 2012 and estimates for 2013 to achieve our growth strategies:

Growth Strategies	Estimate in 2013	Spent in 2012

Develop new company-owned stores in Anhui Province	$2,300,000	629,600

Develop new exclusive franchise stores in Anhui, Hunan and Hubei Provinces	$-	472,200

Develop new non-exclusive stores in Anhui, Hunan and Hubei Provinces	$-	1,574,000

Constructions for logistics centers	$-	7,787,000

We purchased 300 Chinese acres land with Pingqiao Industrial Park. The land was originally to be used to build our LED manufactures and due to change of our business plan, portion of which was used to build our logistics centers located in Lu An City to establish distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on Pingqiao land since October 2011. Each logistics center is 4,800 square meters and total is 19,200 square meters. The Company stops construction of four logistic centers.

In order to improve its cash flows from operations and working capital, the Company decided to redeploy its capital to meet requirements of its business plan. In accordance with SFAS No. 144 (ASC 360-10), “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Company classified its logistics and transportation centers which were still under construction as a component of discontinued operations. Accordingly, the assets associated with the logistics and transportation centers have been classified as long-term assets held for sale in the consolidated balance sheets. The long-term assets held for sale includes: a) construction in progress, b) advance for construction of property and equipment, and c) land use rights the Company acquired through Pingqiao Industrial Park in Lu’an City.

On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an assets sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s capital assets associated with the logistics and transportation centers for total consideration of $3,239,810 (RMB 20,000,000). Three installments in the amounts of: a) $809,952 (RMB 5,000,000), b) $1,619,906 (RMB 10,000,000) and c) $809,952 (RMB 5,000,000) are due by the ends of December 31, 2013, 2014 and 2015, respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% of the outstanding balance monthly.

The land use rights acquired through Pingqiao Industrial Park in Lu’an City were re-appraised by an independent appraisal firm Luan Shiji Land Price Evaluation Consultantive Co., Ltd. on April 24, 2013. The re-appraisal found that the fair value of the land use rights was $1,774,722 (RMB 11,073,378).

The Company assessed its long-term assets held for sale associated with the logistics and transportation centers based on above mentioned subsequent event and determined that write-down is necessary because the sales price of the long-term assets held for sale is significant less than its carrying value. As of June 30, 2013, the Company has written-down the long-term assets held for sale to $3,239,810 (RMB 20,000,000), the same value as sales price, in the consolidated balance sheets and has recorded $30,511,118 impairment loss in the consolidated statements of operations and comprehensive income.

Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2013, compared $610,713 used in investing activities for the six months ended June 30, 2012, a decrease of $610,713, or 100.0%. The decrease of net cash used in investing activities was primarily due to less investment in construction in progress in the six months ended June 30, 2013 compared to the same period 2012.

Financing Activities

Net cash provided by financing activities was $641,324 for the six months ended June 30, 2013, compared to $791,000 for the six months ended June 30, 2012. The decrease was mainly due to the new bank loan proceeds offset by the repayment of mature bank loan in the six months ended June 30, 2013 compared to the same period 2012.

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

Contractual Obligations

Our significant contractual obligations are as follows:

The Company incurred rent expenses of $33,730 and $39,936 for the three months ended June 30, 2013 and 2012, respectively. The Company incurred rent expenses of $74,723 and $80,023 for the six months ended June 30, 2013 and 2012, respectively.

The lease expenses for the next five years are estimated to be as follows:

2014	$117,418
2015	17,106
2016	-
2017	-
2018	-
Total	$134,524

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

Revenue Recognition

a)	Product Sales

The Company recognizes revenue from sale of electronic products. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). The Company recognizes all product sales revenue at the date of shipment to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Electronic products are mainly sold to: a) exclusive franchise stores, b) non-exclusive franchise stores (collectively referred to as “co-operative stores”), and c) company-owned stores.

Product sales to all co-operative stores are recorded at the gross amount billed to the stores. The Company is not obliged to provide any further services to be entitled to payment by co-operative stores. The products are fully functional upon shipment. The Company’s products delivered to Co-operative stores will be checked on site by such stores and, once the products are accepted by such stores, co-operative stores will sign the acceptance notice. No return rights are granted to co-operative stores if such stores are unable to sell their purchase to the end users. Rewards or incentives given to co-operative stores are an adjustment of the selling prices. The consideration of the adjustment is characterized as a reduction of revenue when recognized in the income statement.

Additionally, product sales from company-owned stores are covered by the respective manufacturers’ return and warranty policies and the Company will receive full reimbursement for any costs associated with returns and warranty payments. Therefore, revenue from company-owned stores sales is presented as gross amount and the Company does not estimate deductions or allowance for company-owned stores sales return.

Payments received before all of the relevant criteria for revenue recognition satisfied are recorded as unearned revenue. Unearned revenue amounted to $441,908 and $430,833 as of June 30, 2013 and December 31, 2012, respectively.

Product sales revenue represents the invoice value of goods, net of the value-added taxes (“VAT”). The Company has been giving tax holiday status by the PRC local government. The Company benefits a reduced fixed annual tax rate in amount of no more than approximately $1,200 for both its income tax and value added taxes.

b)	Franchise Fees

Franchise fees, including area development and initial franchise fee, continuing fee, and royalty (collectively referred to as “franchise fees”), are revenue received from co-operative stores. Initial fee is recorded as unearned franchise revenue when payment received from a franchisee. When the Company has fulfilled all significant obligations to establish a new franchise for the franchisee, unearned franchise revenue is recognized as franchise fees. Royalty is charged to the franchisee based on a percentage of the franchised store’s sales. Continuing fee and royalty revenue are recognized in the period earned.

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging initial franchise fee, continuing fee and royalty to exclusive franchise stores. As such, total franchise fees for the six months periods ended June 30, 2013 and 2012 were $0.

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

As of June 30, 2013, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

Date:  November 22, 2013