Form 10-Q
period 2013-09-30
China Electronics Holdings, Inc.
filed 2013-12-06
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-152535

CHINA ELECTRONICS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	98-0550385 (I.R.S. Employer Identification No.)

Building 3, Binhe District, Longhe East Road, Lu’an City, Anhui Province, PRC (Address of Principal Executive Offices)	237000 (ZIP Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,775,113 as of December 2, 2013.

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

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CHINA ELECTRONICS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(STATED IN US DOLLARS)

	As of	As of
	September 30,	December 31,
	2013	2012
Assets	[unaudited]	[audited]
Current assets
Cash and cash equivalents	$66,694	$9,465
Accounts receivable, net	6,858,527	2,331,713
Other receivable	3,607,979	593,850
Related party receivable	-	642,000
Inventory	9,521,872	956,779
Advance to suppliers	2,345,553	17,532,739
Prepaid expenses	342,220	-
Total current assets	22,742,845	22,066,546

Non-current assets
Property, plant and equipment, net	63,600	342,705
Construction in progress	-	8,196,005
Intangible assets, net	-	15,381,250
Advance	-	13,954,191
Total non-current assets	63,600	37,874,151

Total Assets	$22,806,445	$59,940,697

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Bank loans	$1,629,620	$1,605,000
Accounts payable and accrued expenses	221,512	224,884
Taxes payable	-	103
Other payable	241,302	3,512,045
Related party payable	978,945	964,156
Unearned revenue	57,941	430,833
Total current liabilities	3,129,320	6,737,021

Total Liabilities	$3,129,320	$6,737,021

	As of	As of
	September,	December 31,
	2013	2012
Stockholders’ Equity	[unaudited]	[audited]
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012	$-	$-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares and 16,775,113 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,678	1,678
Additional paid-in capital	15,341,710	15,341,710
Statutory reserve	3,849,684	3,849,684
Retained earnings/(accumulated deficit)	(4,300,936)	29,609,970
Accumulated other comprehensive income	4,784,989	4,391,004
Total stockholders’ equity	19,677,125	53,194,046
Non-controlling interest	-	9,630
Total equity	19,677,125	53,203,676

Total liabilities and stockholders’ equity	$22,806,445	$59,940,697

CHINA ELECTRONICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(STATED IN US DOLLARS)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Sales revenue
Revenue from exclusive franchise stores	$7,187,992	$8,013,254	$16,583,690	$26,899,816
Revenue from non-exclusive franchise stores	666,932	4,657,161	1,515,606	14,166,076
Revenue from company owned stores	501,950	1,754,835	2,658,686	3,431,983
Revenue	8,356,874	14,425,250	20,757,982	44,497,875
Cost of goods sold
Cost from exclusive franchise stores	6,607,101	7,346,134	15,228,323	24,941,217
Cost from non-exclusive franchise stores	612,369	4,270,260	1,391,398	13,137,960
Cost from company owned stores	459,675	1,564,432	2,396,516	3,092,874
Cost of goods sold	7,679,145	13,180,826	19,016,237	41,172,051
Gross profit	677,729	1,244,424	1,741,745	3,325,824

Operating expenses
Selling expenses	401,403	522,486	1,950,360	1,550,790
General and administrative expenses	146,829	343,426	1,111,472	1,519,372
Bad debt allowance for accounts receivable	2,339,300	353,511	2,595,368	353,511
Bad debt recovery for accounts receivable	(1,530)		(363,026)
Bad debt recovery for due from related party	(121,050)	-	(201,152)	-
Total operating expenses	2,764,952	1,219,423	5,093,022	3,423,673
Operating income/(loss)	(2,087,223)	25,001	(3,351,277)	(97,849)

Other income/(expense)
Other income	1,294	-	1,075	1,753
Other expense	(132,030)	(1,248)	-	(203,030)
Interest income	2,034	-	472,485	-
Interest expense	(33,236)	(33,787)	(124,211)	(49,126)
Impairment loss for plant and equipment	-	-	(268,677)	-
Impairment loss for long-term assets held for sale	-	-	(30,640,293)	-
Total other expense	(161,938)	(35,035)	(30,559,621)	(250,403)

Net loss before provision for income taxes	(2,249,161)	(10,034)	(33,910,898)	(348,252)
Provision for income taxes	-	-	-	287
Loss from discontinued operation, net of tax	-	-	(8)	-
Net loss	$(2,249,161)	$(10,034)	$(33,910,906)	$(348,539)

Other comprehensive income
Foreign currency adjustment	227,764	573,448	393,985	580,398
Comprehensive income	$(2,021,397)	$563,414	$(33,516,921)	$231,859

Earnings per share
-Basic	$(0.13)	$(0.001)	$(2.02)	$(0.02)
-Diluted	$(0.13)	$(0.001)	$(2.02)	$(0.02)
Weighted average shares outstanding
-Basic	16,775,113	16,775,113	16,775,113	16,775,113
-Diluted	16,775,113	16,775,113	16,775,113	16,775,113

CHINA ELECTRONICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(STATED IN US DOLLARS)

	Nine Months Ended
	September 30, 2013	September 30, 2012

Net Loss	$(33,910,906)	$(348,539)
Adjustments to reconcile net income to net cash from operations:
Bad debt provision	2,595,368	-
Impairment loss for plant and equipment	268,677	-
Impairment loss for long-term assets held for sale	30,640,293	-
Amortization and depreciation	287,819	483,199
Changes in operating assets and liabilities:
(Increase)/decrease in accounts and other receivables	(6,877,070)	571,234
(Increase)/decrease in inventories	(8,565,093)	(734,825)
(Increase)/decrease in advance to suppliers	15,187,186	2,543,477
(Increase)/decrease in prepaid expenses	(342,220)	-
Increase/(decrease) in accounts payables and accruals	9,113	(1,223,212)
Increase/(decrease) in unearned revenue	(372,891)	-
Net cash provided by/(used in) operating activities	(1,079,724)	1,291,334

Cash flows from investing activities
Payments for purchases of plant and equipment	-	(69,236)
Payments for construction in progress	-	(2,336,662)
Net cash used in investing activities	-	(2,405,898)

Cash flows from financing activities
Discontinued operation of subsidiary	(9,630)	-
Proceeds from bank loans	1,609,477	1,580,000
Repayments of bank loans	(1,609,477)	-
Proceeds from related party loans	656,789	9,546
Net cash provided by financing activities	647,159	1,589,546

Effect of foreign currency translation on cash	489,794	7,313
Net increase of cash and cash equivalents	57,229	482,295
Cash and cash equivalents at beginning of periods	9,465	171,838
Cash and cash equivalents at end of periods	$66,694	$654,133

Supplementary cash flow information:
Interest received	$472,485	$-
Interest paid	$124,211	$46,818
Income tax paid	$-	$287

1.	Nature of Operations

China Electronics Holdings, Inc (“CEHD Nevada” or the “Company”), formerly named Buyonate, Inc. and the public company, was incorporated in the State of Nevada on July 9, 2007. China Electronic Holdings, Inc (“CEH Delaware”) was organized on November 15, 2007 in Delaware as a development stage company. Lu’an Guoying Electronic Sales Co., Ltd. (“Guoying”), a domestic PRC corporation, was established on January 4, 2002 to engage in wholesale and retail of electronics consumer products to rural areas in Anhui province. CEH Nevada owns 100% equity interest in CEH Delaware which owns 100% equity interest in Guoying. Mr. Hailong Liu is the CEO and Chairman of Guoying. In August 2012, Guoying and Mr. Hailing Liu contributed $945,054 and $9,546, representing 99% and 1% registered capital respectively, to establish Lu’an Guoying Opto-Electronics Technology Co., Ltd. (“Opto-Electronics”). On June 29, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell its 99% ownership interest in its subsidiary Opto-Electronics for total consideration of $962,224 (RMB 5,940,000).

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

Mr. Hailong Liu indirectly controlled CEH Delaware on February 10, 2010 through the Call Option Agreement and Voting Trust Agreement, as of the same date CEH Delaware issued 13, 213, 268 CEH Delaware Shares to Sherry Li, the nominee shareholder of Mr. Hailong Liu who is the nominee shareholder of former Guoying Shareholders in February 2010, as a result of the 2008 and 2009 Share Transfer Agreements.

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

2010 PIPE Transaction

On July 15, 2010, the Company consummated a Private Placement made pursuant to a Subscription Agreement dated as of July 9, 2010 (the “Purchase Agreement”) with certain of the Selling Stockholders, pursuant to which the Company sold units (the “Units”) to such Selling Stockholders.  Each Unit consists of four shares of the Company’s common stock, a warrant to purchase one share of common stock at an exercise price of $3.70 per share (a “Series C Warrant”) and a warrant  to purchase one share of common stock at an exercise price of $4.75 per share (a “Series D Warrant”).  Additional Private Placements were consummated on July 26, 2010 and August 17, 2010. The aggregate gross proceeds from the sale of the Units was $5,251,548 and in such Private Placements, an aggregate of (a) 1,989,211 shares of the Company’s common stock, (b) Series C Warrants to purchase an aggregate of 497,303 shares of the Company’s common stock and (c) Series D Warrants to purchase an aggregate of 497,303 shares of the Company’s common stock was sold.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, CEH Delaware and Guoying. All significant inter-company transactions and balances, such as due to/due from, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

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

Inventory

Inventory is stated at the lower of cost determined on a weighted average basis or net realizable value. Cost of inventory is comprised of the cost of acquiring electronic products sold plus freight in cost incurred acquiring the electronic products.  The freight in cost is allocated to the individual product purchased.  Net realizable value is equal to the estimated selling price, in the ordinary course of business, less estimated selling costs, completion and disposal. Inventory as of September 30, 2013 and December 31, 2012 consisted of:

Description	At September 30, 2013	At December 31, 2012
Electronic products	$2,345,553	$956,779

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

Construction in Progress

During 2011, the Company started construction of four buildings, 4,800 square meters each and 19,200 square meters in total, on its Pingqiao land. These four buildings were intended to be used as warehouses to build the Company’s logistic center. The Company did not have sufficient capital to continue building the construction and has disposed the construction of logistics center on July 28, 2013. See Note 17 – Discontinued Operations.

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

At September 30, 2013, the Company assessed its long-lived assets and has concluded that cash flows generated by its ongoing business, which incorporate significant use of the property, plant and equipment, did not provide sufficient profit. Therefore, the Company recorded $268,677 impairment loss for its plant and equipment. Simultaneously, the Company also recorded $30,640,293 impairment loss for long-term assets held for sale for the nine months ended September 30, 2013. See Note 17 – Discontinued Operations.

Revenue Recognition -Product Sales

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

Payments received before all of the relevant criteria for revenue recognition satisfied are recorded as unearned revenue. Unearned revenue amounted to $57,941 and $430,833 as of September 30, 2013 and December 31, 2012, respectively.

Product sales revenue represents the invoice value of goods, net of the value-added taxes (“VAT”). The Company has been giving tax holiday status by the PRC local government. The Company benefits a reduced fixed annual tax rate in amount of no more than approximately $1,200 for both its income tax and value added taxes.

Revenue Recognition -Franchise Fees

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

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging initial franchise fee, continuing fee and royalty to exclusive franchise stores. As such, total franchise fees for the nine months ended September 30, 2013 and 2012 were $0.

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

Shipping and Handling Costs

ASC 605-45-20 (formerly EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs”) establishes standards for the classification of shipping and handling costs. Shipping and Handling costs include shipping and handling costs related to shipping and handling our products from our warehouses to buyers’ designated locations at our exclusive or non-exclusive franchise stores, and company owned stores (collectively referred to as the “Stores”). Shipping and handling costs that are billed to Stores are classified as revenue, while those costs not billed to Stores are classified as selling expenses. Shipping and handling costs billed to customers and included within revenue for the nine months ended September 30, 2013 and 2012 were $0 because the Company did not charge any shipping and handling expenses from Stores. Shipping and handling costs not billed to Stores and included within selling expenses for the nine months  ended September 30, 2013 and 2012 were $317,722 and $645,185, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $1,108,263 and $84,210 were included in selling expenses for the nine months ended September 30, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of September 30, 2013 and December 31, 2012, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at September 30, 2013 and December 31, 2012.

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

Exchange Rates	9/30/2013	12/31/2012	6/30/2012
Period/year end RMB: US$ exchange rate	6.1364	6.3011	6.3197
Average RMB: US$ exchange rate	6.2132	6.3034	6.3257

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

The following table presents the Company’s financial assets and liabilities in accordance with the hierarchy set forth in ASC 820-10:

	Quoted in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At September 30, 2013
Financial assets:
Cash	$66,694	$-	$-	$66,694
Total financial assets	$66,694	$-	$-	$66,694

Financial Liabilities:
Total financial liabilities	$-	$-	$-	$-

In January 2008, the Company adopted ASC 825-10, Fair Value Option for Financial Assets and Financial Liabilities, and has elected not to measure any of SC Coke’s current eligible financial assets or liabilities at fair value. ASC 825-10 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, ASC 825-10 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. ASC 825-10 became effective January 1, 2008. The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the nine months ended September 30, 2013.

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

There was no stock based compensation for the nine months ended September 30, 2013 and 2012.

Employee Welfare Plan

The employees of the Company participate in the defined contribution welfare plan managed by the local government authorities whereby the Company is required to contribute to the schemes at fixed rates of the employees’ salary. The Company’s contributions to this plan are charged to profit or loss when incurred. The Company has no obligations for the payment of retirement and other post-retirement benefits of staff other than the contributions described above. The total expenses for the welfare plan were $53,247 and $60,813 for the nine months ended September 30, 2013 and 2012, respectively.

Subsequent events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company does not identify a subsequent event that would require disclosure to the consolidated financial statements.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On July 18, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2013-11”). The ASU presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force), which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss (NOL) carry forward, or similar tax loss or tax credit carry forward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carry forward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This ASU is effective for the Company in the first quarter of fiscal 2014. Management does not expect the adoption will have a significant impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which amends how companies test for impairment of indefinite-lived intangible assets. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment test. The ASU is effective for the Company in the first quarter of fiscal 2014. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

3.	Accounts Receivable

Accounts receivable	At September, 2013	At December 31, 2012
Exclusive franchise stores	$8,659,266	$2,693,729
Non-exclusive franchise stores	827,111	-
Accounts receivable, gross	9,486,377	2,693,729
Less: allowance for doubtful accounts	(2,627,850)	(362,016)
Accounts receivable, net	$6,858,527	$2,331,713

Allowance for doubtful accounts	At September, 2013	At December 31, 2012
Beginning balance	$(362,016)	$(2,198,376)
Allowance provided	(2,595,368)	(43,288)
Recovery	363,026	1,897,648
Foreign currency adjustment	(33,492)	-
Ending Balance	$(2,627,850)	$(362,016)

Accounts receivable aging analysis	At September 30, 2013	At December 31, 2012
1-30 Days	$1,588,337	$2,084,751
30-60 Days	2,981,030	-
61-90 Days	2,289,160	246,962
Over 90 Days	-	-
Total	$6,858,527	$2,331,713

4.	Other Receivables

Description	Note	At September 30, 2013	At December 31, 2012
Hongrong Real Estate Company	(1)	$2,276,579	$2,242,185
Mr. Li Xiaoyu (Buyer of Opto-Electronics)	(2)	3,575,386	-
Others		32,593	593,850
Subtotal		5,884,558	2,836,035
Less: allowance	(1)	(2,276,579)	(2,242,185)
Total		$3,607,979	$593,850

(1).The Company loaned $2,242,185 to Hongrong Real Estate Company (“Hongrong”), an unrelated party, on August 20, 2012. The loan was due on August 19, 2013 and secured by a building owned by Hongrong. The building was still under construction in progress in 2012 and as of today. As completion of substantial building construction was required to evaluate the value of the security under the loan, the Company reserved full amount of $2,242,185 of other receivable from Hongrong as of December 31, 2012. An allowance for loans receivables is recorded when circumstances indicate that collection of all or a portion of a specific balance is unrecoverable. The Company provides for allowance on a specific identification basis. Certain other loans receivable amounts are charged off against the allowance after a sufficient period of collection efforts.  Subsequent loan repayment from Hongrong to the Company will be recognized as reduction of operating expense in the period when it occurs.

(2). See Note 17 - Discontinued Operations

5.	Related Party Receivable and Payable

Related Party Receivable	Note	At September 30, 2013	At December 31, 2012
Due from Mr. Hailong Liu	(1)	$-	$642,000
Due from Shenyuan	(2)	1,140,734	1,123,500
Subtotal		1,140,734	1,765,500
Less: allowance		(1,140,734)	(1,123,500)
Related party receivable, net		$-	$642,000

Allowance for Receivable	At September 30, 2013	At December 31, 2012
Beginning balance	$(1,123,500)	$-
Allowance provided	-	(1,123,500)
Recovery	-	-
Foreign currency adjustment	(17,234)	-
Ending Balance	$(1,140,734)	$(1,123,500)

Related Party Payable	Note	At September 30, 2013	At December 31, 2012
Yumin Village	(2)	$978,945	$964,156

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

At December 31, 2012, the Company has fully reserved an allowance for the balance of related party receivable from Senyuan due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company. Simultaneously, management pursued Shenyuan to repay the loans immediately. As of September 30, 2013, Shenyuan has returned $201,152 to the Company which has been recorded as reduction of operating expense in the consolidated statements of operations and comprehensive income.

6.	Advances

A.	Advances to Suppliers - Short Term

The current advance to suppliers amounted to $2,345,553 and $17,532,739 as of September 30, 2013 and December 31, 2012, respectively. As a wholesaler of consumer electronics and appliances, the Company purchased products from large distributors, including Sony, Samsung, LG, Haier, etc. Pursuant to purchase agreements with these large suppliers, advance deposit in the full amount of following entire year purchase is mandatory. As the Company agreed to deposit advances to suppliers for a substantial amount of the purchase orders for 2013 at the end of year 2012 and the beginning of 2013 in order to be contracted as distributor to certain top domestic brands of electronic appliances in China such as Ge Li, a top domestic brand in China. Simultaneously, the Company purchased insurance to secure its advances.

B.	Advances - Long Term

Long term advances related to construction amounted to $0 and $13,954,191 as of September 30, 2013 and December 31, 2012, respectively. Because the Company did not have sufficient capital to continue building the construction and wanted to improve its cash flows from operation and working capital, the Company disposed the construction of logistics center on July 28, 2013. See Note 17 – Discontinued Operations.

7.	Property, Plant and Equipment

At September 30, 2013		Accumulated
Category of Asset	Cost	Depreciation	Net
Vehicle	$75,057	$(32,572)	$42,485
Furniture and equipment	45,334	(24,219)	(21,115)
	$120,391	$(56,791)	$63,600

At
December 31, 2012		Accumulated
Category of Asset	Cost	Depreciation	Net
Vehicle	$73,924	$(27,089)	$46,835
Furniture and equipment	365,147	(69,277)	295,870
	$439,071	$(96,366)	$342,705

Depreciation expenses were $16,216 and $10,842 for the nine months ended September 30, 2013 and 2012 respectively.

8.	Intangible Assets

At
September 30, 2013		Accumulated
Category of Asset	Cost	Amortization	Net
Land use rights	$-	$-	$-
Trade mark	1,369	(1,369)	-
	$1,369	$(1,369)	$-

At
December 31, 2012		Accumulated
Category of Asset	Cost	Amortization	Net
Land use rights	$17,215,013	$(1,833,763)	$15,381,250
Trade Mark	1,348	(1,348)	-
	$17,216,361	$(1,835,111)	$15,381,250

The Chinese government owns all land in the PRC. However, the government grants "land use rights" for terms ranging from 20 to 50 years. The Company acquired through Pingqiao Industrial Park in Lu’an City the land use rights for a parcel of land for $17,215,013 (RMB 100,000,000). The Company was amortizing the cost of land use rights over the usage terms of 30 years. The Company has amortized land use right for a portion of the Pingqiao land for the period before it received a land use rights certificate because the Company has advanced a down payment for the land, built constructions on the land, and received the land use rights for a parcel of the land. The Company initially intended to construct a factory, research and development center and a commercial center on this land. However, the Company did not have sufficient capital to continue building the construction. Therefore, the Company disposed this land use rights on July 28, 2013. See Note 17 – Discontinue Operations.

The Company through its subsidiary Guoying entered into a land use rights purchase agreement in 2010 with Youbang Pharmaceuticals Co., Ltd., (“Youbang”). Pursuant to the purchase agreement, Youbang agreed to grant a 200 Chinese acres commercial use land use rights to Guoying for a consideration of $6,296,000 (RMB 40,000,000). Guoying planned to use the land to build its department office and a logistics center. During 2011, Guoying advanced $6,296,000 to Youbang and Youbang promised to transfer the land use rights certificate to Guoying by December 31, 2011 or no later than December 31, 2012. Subsequently, Youbang identified it had difficulty to transfer the land use rights certificate to Guoying because the PRC local government regulated the zoning plan of the land use rights. Therefore, Guoying and Youbang agreed to cancel the purchase agreement and Youbang committed to refund the payments to Guoying. $1,574,000 (RMB 10,000,000) and $4,722,000 (RMB 30,000,000) were refunded to Guoying in September 2011 and December 2012 respectively.

Amortization expenses amounted $271,603 and $472,357 for the nine months ended September 30, 2013 and 2012, respectively.

9.	Bank Loans

			At	At
	Interest Rate		September 30,	December 31,
Name of Creditor	Per Annum	Maturity	2013	2012
Rural Credit Cooperatives of Lu’an	10.08%	4/27/2014	$814,810	$802,500
Rural Credit Cooperatives of Lu’an	11.70%	8/17/2013	-	802,500
Rural Credit Cooperatives of Lu’an	9.00%	8/27/2014	814,810	-
			$1,629,620	$1,605,000

(1)
The loan from Rural Credit Cooperatives of Lu’an is secured by the Company’s land use rights. The Company disposed the land use rights to Opto-Electronics on July 28, 2013. Opto-Electronics allows the Company to transfer the land certificate after the loan is due and repaid in 2014. See Note 17 – Discontinued Operations.

(2)
The other loan from Rural Credit Cooperative of Lu’an is guaranteed by Anhui Juneng Guarantee Company. Rural Credit Cooperative of Lu’an did not implement restrictive covenants such as minimum bank balance, level of working capital, or net income requirement on above loans.

10.	Accounts Payable and Accrued Expenses

Description	At September 30, 2013	At December 31, 2012
Accrued payroll	$76,204	$79,576
Claimed unpaid legal fee in dispute	145,308	145,308
Total	$221,512	$224,884

11.	Other Payables

Description	At September 30, 2013	At December 31, 2012
HaiFeng Trading Company	$-	$3,274,200
Others	241,302	237,845
Total	$241,302	$3,512,045

12.	Capitalization

The Company’s outstanding securities at September 30, 2013 are shown in the following table:

	Authorized Shares	Shares issued and outstanding
Common Stock	150,000,000	16,775,113
Preferred Stock	50,000,000	-

	Strike Price	Contractual Life	Expiration Date	Shares issued and outstanding	Weighted Average Fair Value
Series E Warrants	$0.25	5 years	07/13/2015	1,000,000	$4.12
Series F(i) Warrants	$1.75	5 years	07/13/2015	31,429	$2.64
Series F(ii) Warrants	$2.64	5 years	07/13/2015	94,329	$1.77
Series F(iii) Warrants	$2.64	5 years	07/13/2015	104,592	$1.77

Common Stock

Total 150,000,000 shares of common stock, par value $0.0001 per share, are authorized. 16,775,113 shares were issued and outstanding at September 30, 2013.

Preferred Stock

Total 50,000,000 shares of preferred stock, par value $0.0001 per share, are authorized. 0 share was issued and outstanding at September 30, 2013.

Warrants

Total 1,230,350 warrants were outstanding at September 30, 2013. Total 314,285 series warrants A, 314,285 series warrants B, 497,303 series warrants C, 497,303 series warrants D, and 50,000 series warrants G have been expired on July 9, 2013. The Company used the Black-Scholes option pricing model to calculate the values of these warrants. The following table depicts the assumptions that were employed in the model:

Warrants	Series: E and F(i,ii,iii)
Annual dividend yield	-
Risk-free interest rate	0.30%
Expected volatility	12%
Year to maturity	2.00

13.	Income Taxes

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions – the PRC and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2013. Accordingly, the Company has no net deferred tax assets.

Effective tax rates were approximately 0% and 0% for the six months periods ended September 30, 2013 and 2012, respectively. Central government and local government tax benefits, which have been granted to Guoying, will expire on December 31, 2013 and 2016, respectively. The Company’s effective tax rate was lower than the U.S. federal statutory rate due to the fact that its operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
U.S. Statutory rates	34.00%	34.00%
Foreign income not recognized in USA	(34.00%)	(34.00%)
China income taxes	25.00%	25.00%
China income tax exemption	(25.00%)	(25.00%)
Total provision for income taxes	0.00%	0.00%

The provision for income taxes from continuing operations on income consists of the following for the nine months ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
US current income tax expense	$-	$-
Federal	-	-
State	-	-
PRC current income tax expense	-	287
Total provision for income tax	$-	$287

United States of America

As of September 30, 2013, the Company in the United States had approximately $2,378,190 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at September 30, 2013 consists mainly of net operating loss incurred in 2011 and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of September 30, 2013 and December 31, 2012.

	At September 30, 2013	At December 31, 2012
Net operation loss carry forward	$(2,378,190)	$(2,378,190)
Total deferred tax assets	784,803	784,803
Less: valuation allowance	(784,803)	(784,803)
Net deferred tax assets	-	-
Change in valuation allowance	$-	$-

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on September 2, 2007 providing that Guoying is subject to income tax and VAT benefit treatment of reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from October 1, 2007 until December 31, 2010. The State Tax Bureau of Lu’an City has renewed the tax benefit approval. Guoying will be subject to the tax benefit until December 31, 2016. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment of reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013. However, according to the approval, Guoying has option to pay more tax per year at its discretion. Therefore, currently, Guoying is charged at a fixed annual amount of reduced tax rate of no less than RMB7, 500 per year that changes every year to cover all types of taxes including income taxes. The income tax expenses for the nine months ended September 30, 2013 and 2012 were $0 and $288, respectively. There were no significant book and tax basis differences.

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

For the nine months periods ended September 30, 2013, there is no major customer that individually comprised more than 10% of the Company’s total sales. There are three major suppliers individually accounting for over 10% of the Company’s total purchase. These three major suppliers accounted for 47.85% of total purchase:

Suppliers	Nine Months Ended September 30, 2013%
Shenzhen Skyworth - RGB Electronics Co., Ltd.	$3,184,991	11.60%
Lu’an ZhongXing Trading Co., Ltd.	5,368,775	19.55%
Lu’an Jinan District Shenfa Electronics Co., Ltd.	4,583,702	16.69%
	$13,137,468	47.85%

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company is in litigation with its prior attorney, who commenced an action against the company in the Supreme Court of the State of New York County of New York on February 2011 for approximately $145,308 plus accrued interest for legal services provided to China Financial Services, a financial advisory firm, on behalf of the Company. The Company intends to contest this action and believes that there are defenses available to the Company. This amount has been accrued as of September 30, 2013 and is included in accrued expenses.

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates. The Company incurred rent expenses of $69,363 and $39,859 for the three months ended Sptember 30, 2013 and 2012 respectively. The Company incurred rent expenses of $144,086 and $119,882 for the nine months ended September 30, 2013 and 2012, respectively.

The lease expenses for the next five years are estimated to be as follows:

2014	$95,329
2015	11,365
2016	-
2017	-
2018	-
$106,694

Obligations for Land Use Rights

The Company entered into a Land Investment  Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 164,983 square meters (approximately 300 Chinese acres) to be issued by local people's government where our construction and investment project will be built.  The land use rights certificate is to be approved and issued by People’s Government of Yu An District and Pingqiao Committee is the management committee in charge of project investment on this parcel of land. 120 Chinese acres of this land is for commercial use and 180 Chinese acres of this land is for industrial use. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receives the land use rights certificate issued by PRC government pursuant to the Land Investment Agreement.  The Company received a land use rights certificate issued by Yu An people’s government on April 16, 2012 with a term of 50 years until 2062 for a 38,449 square meters portion of the land which has been collateralized for a loan of RMB 5 million to a bank, including the 19,200 square meters where the four warehouses were built. The Company waited to receive the land use rights certificate for the remaining 126,534 square meters of Pingqiao land. The government may not remove the Company’s facilities from the land which the Company has obtained the land use rights certificate but could remove any future constructions that the Company builds on the land which the Company has not obtained land use rights certificate. Due to burdensome and repetitive approval procedures, the Company has not been granted land use right certificate for the rest of land. The Company sold the land use rights on July 28, 2013. Buyer carries contractual obligation to obtain a land use rights certificate for the remaining 126,534 square meters of Pingqiao land. The Company is no longer obligated to pay the reamining $3.7 million. See Note 17 – Discontinued Operations.

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

The following table presents a summary of operating information for the three and nine months periods ended September 30, 2013 and 2012, and certain period-end balance sheet information as of September 30, 2013 and December 31, 2012, respectively.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues from unaffiliated customers:
Exclusive franchise stores	$7,187,992	$8,013,254	$16,583,690	$26,899,816
Non-exclusive stores	666,932	4,657,161	1,515,606	14,166,076
Company owned stores	501,950	1,754,835	2,658,686	3,431,983
Consolidated	8,356,874	14,425,250	20,757,982	44,497,875
Gross Profit:
Exclusive franchise stores	580,892	667,119	1,355,367	1,958,599
Non-exclusive stores	54,562	386,902	124,208	1,028,117
Company owned stores	42,275	190,403	262,170	339,108
Consolidated	677,729	1,244,424	1,741,745	3,325,824

Depreciation and amortization:
Exclusive franchise stores
Non-exclusive stores
Company owned stores
Corporate	6,994	161,791	287,819	483,199
Consolidated	6,994	161,791	287,819	483,199

Capital expenditures:
Exclusive franchise stores	-	-	-	-
Non-exclusive stores	-	-	-	-
Company owned stores	-	-	-	-
Corporate	-	(4,650,226)	-	2,405,898
Consolidated	$-	$(4,650,226)	$-	$2,405,898

	At September 30, 2013	At December 31, 2012
Identified Assets:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	22,806,445	59,940,697
Consolidated	$22,806,445	$59,940,697

16.	Earnings Per Share

Components of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net loss	$(2,249,161)	$(10,034)	$(33,910,906)	$(348,539)

Original Shares of Common Stock	16,775,113	16,775,113	16,775,113	16,775,113
New Issuance of Common Stock	-	-	-	-
Basic Weighted Average Shares Outstanding	16,775,113	16,775,113	16,775,113	16,775,113

Addition to Common Stock from exercise of Warrant	-	-	-	-
Diluted Weighted Average Shares Outstanding	16,775,113	16,775,113	16,775,113	16,775,113

Earnings Per Share
- Basic	$(0.13)	$(0.001)	$(2.02)	$(0.02)
- Diluted	$(0.13)	$(0.001)	$(2.02)	$(0.02)

Weighted Average Shares Outstanding
- Basic	16,775,113	16,775,113	16,775,113	16,775,113
- Diluted	16,775,113	16,775,113	16,775,113	16,775,113

17.	Discontinued Operations

(1) On June 29, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell its 99% ownership interest in its subsidiary Opto-Electronics for total consideration of $962,224 (RMB 5,940,000). The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. No gain or loss was recognized for this disposal in the Company’s consolidated statements of operation and comprehensive income for the nine months ended September 30, 2013.

The following tabulation presents the calculation of the disposal of the subsidiary Opto-Electronics:

	Valuation of	Buyer’s
Subsidiary	Disposition	Acquisition Price	Gain/(Loss)
Opto-Electronics	$962,224	$962,224	$-

The following tabulation summarizes the operation results of Opto-Electronics for the period ended June 29, 2013, which was also accounted as loss from discontinued operations, net of tax in the consolidated statements of operation and comprehensive income.

Period Ended
June 29, 2013
Revenue	$-
Cost of revenue	-
Gross profit	-

Operating expenses	-
Operating income	-

Other expense	(8)
Earnings before tax	(8)

Provision for income tax	-

Net income	$(8)

(2) In order to improve its cash flows from operations and working capital, the Company decided to redeploy its capital to meet requirements of its business plan. On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an assets sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of $3,239,810 (RMB 20,000,000). Three installments in the amounts of: a) $809,952 (RMB 5,000,000), b) $1,619,906 (RMB 10,000,000) and c) $809,952 (RMB 5,000,000) are due by the ends of December 31, 2013, 2014 and 2015, respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% of the outstanding balance monthly.

The land use rights acquired through Pingqiao Industrial Park in Lu’an City were re-appraised by an independent appraisal firm Luan Shiji Land Price Evaluation Consultantive Co., Ltd. on April 24, 2013. The appraisal firm concluded the fair value of the 38,449 square meters portion of the land that the Company has received a land use rights certificate issued by Yu An people’s government on April 16, 2012 with a term of 50 years until 2062 was $1,774,722 (RMB 11,073,378). The appraisal firm further concluded that pursuant to the Sales Agreement, Opto-Electronics will carry a contractual obligation to negotiate with the Yu An government for purchase price to be paid to the Company to obtain the land use rights certificate of the remaining126, 534 square meters of Pingqiao land.

In accordance with SFAS No. 144 (ASC 360-10), “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Company classified its logistics and transportation center which were still under construction as a component of discontinued operation. Accordingly, the assets associated with the logistics and transportation centers have been classified as long-term assets held for sale in the consolidated balance sheets as of June 30, 2013. The long-term assets held for sale includes: a) construction in progress, b) advance for construction of property and equipment, and c) land use rights the Company acquired through Pingqiao Industrial Park in Lu’an City.

The Company has assessed its long-term assets held for sale and determined that write-down was necessary because the sales price of the long-term assets held for sale was significant less than its carrying value. Therefore, as of June 30, 2013, the Company has written down the long-term assets held for sale to $3,239,810 (RMB 20,000,000), the same value as sales price in the consolidated balance sheets and has recorded $30,511,118 impairment loss in the consolidated statements of operations and comprehensive income for the six months ended June 30, 2013. As of September 30, 2013, the Company has classified the long-term assets held for sale as receivable from Buyer of Opto-Electronics because the assets associated with the logistics and transportation centers has been disposed on July 28, 2013.

The following tabulation presents the calculation of the difference between the sales price and the carrying value of the long-term assets held for sale:

At September 30, 2013
Land use rights	$15,173,948
Construction in progress	8,228,650
Advance for construction of plant and equipment	10,496,935
33,899,533
Less: sales price	(3,259,240)

Impairment loss	$(30,640,293)

18.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2013, the Company has an accumulated deficit of $4,300,936 because the Company continued to incur operating losses over the past several periods and has  an impairment loss of $33,910,906 for the disposal of long-term assets held for sales for the nine months ended September 30, 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the nine months ended September 30, 2013 and 2012, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Overview

China Electronic Holdings, Inc (“CEH Delaware”) was organized on November 15, 2007 in Delaware as a development stage company. China Electronics Holdings, Inc. (“CEHD Nevada” or the “Company”), formerly named Buyonate, Inc. and the public company, was incorporated in the State of Nevada on July 9, 2007. Lu’an Guoying Electronic Sales Co., Ltd., a domestic PRC corporation, (“Guoying”) was established on January 4, 2002 to engage in wholesale and retail of electronics consumer products to rural areas in An Hui province. Mr. Hailong Liu is the CEO and Chairman of Guoying. CEH Delaware owns 100% equity interest in CEH Nevada which owns 100% equity interest in Guoying. Mr. Hailong Liu is the CEO and Chairman of Guoying. In August 2012, Guoying and Mr. Hailing Liu contributed $945,054 and $9,546, representing 99% and 1% registered capital respective, to establish Lu’an Guoying Opto-Electronics Technology Co., Ltd. (“Opto-Electronics”). On June 29, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell its 99% ownership interest in its subsidiary Opto-Electronics for total consideration of $962,224 (RMB 5,940,000).

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

On January 4, 2010, the Board of Directors of CEH Delaware adopted a board resolution and resolved that it is in the best interest of CEH Delaware to issue 13,213,268 CEH Delaware shares pursuant to a call option agreementwhich provides that Sherry Li is the call option holder on behalf of Guoying Shareholders.

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

Results of Operations

Wholesale and Retail of Consumer Electronics Appliances

We operated 1 company-owned store as of September 30, 2013.

As of September 30, 2013, we have exclusive franchise agreements with 136 exclusive franchise stores operated under the Guoying brand name (the “Exclusive Franchise Stores”). We entered into franchise agreements with 93, 91, 0, 0 and 21 new exclusive franchise stores in 2011, 2012, first quarter of 2013, second quarter of 2013 and third quarter of 2013, respectively. We terminated our exclusive franchise agreement with 233, 131, 0, 0 and 191 exclusive franchise stores in 2011, 2012, first quarter of 2013, second quarter of 2013 and third quarter of 2013, respectively. Both our Company-owned stores and our exclusive franchise stores only sell merchandise that we provide as their exclusive wholesaler, and such merchandise includes Guoying branded products as well as products from major wholesalers and manufacturers, such as Sony, Samsung and LG.

As of September 30, 2013, we have non-exclusive franchise agreements with 18 stores (the “Non-Exclusive Franchise Stores”) to which we provide Guoying branded merchandise on a non-exclusive wholesale basis. We entered into franchise agreements with 1, 20, 0, 1 and 0 non-exclusive franchise stores in 2011, 2012, first quarter of 2013, second quarter of 2013 and third quarter of 2013, respectively. We terminated our non-exclusive franchise agreements with 362, 198, 0, 0 and 159 non-exclusive franchise stores in 2011, 2012, first quarter of 2013, second quarter of 2013 and third quarter of 2013, respectively.

We currently target customers in county, township and villages (the third, fourth and fifth tiers of markets) in rural areas in Anhui Province of China. Our distribution and sales network currently covers twelve districts and counties in Anhui province, namely Shou County, Shu City, Jin An, Yu An, Huo Shan, Jinn Sai, HuoQiu, Gu Shi, Ye Ji, Fei West, Fei East, and Huai Nan Districts.

In August 2011, our Board decided to terminate our exclusive and non-exclusive franchise agreements with a number of stores in order to strengthen and grow the Company’s business after concluding that the rapid growth of the number of stores serviced by the Company and aggressive business expansion had caused deficiencies in the Company’s internal controls and management. The following criteria was used to determine which stores (“Disqualified Exclusive Stores” and “Disqualified Non-Exclusive Stores”) to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing and resulting in lower profit margins; and (iii) stores located remotely Lu An City that result in higher transportation and logistics expenses to us. During the year ended December 31, 2012, we closed 0 company-owned stores, terminated our contracts with 131 exclusive franchise stores, and terminated our contracts with 198 non-exclusive franchise stores.  During the nine months ended September 30, 2013, we closed 1 company-owned stores, terminated our contracts with 191 exclusive franchise stores, and terminated our contracts with 159 non-exclusive franchise stores. We will continue to evaluate and decide if we need to terminate any more stores in the future.

When we use the terms "open" or "opened" in referring to an exclusive or non-exclusive franchise store, we mean that we had entered into a franchise agreement with such store and that it was in operation.  When we use the terms "close," "closed" or "terminated" in reference to an exclusive or non-exclusive franchise store we mean that we had terminated our agreement with such store.

Logistics and Transportations

We entered into a Land Investment Agreement for 300 Chinese acres (164,983 square meters) land with Pingqiao Industrial Park. We originally planned to build our LED manufacturing facility on the land.  We filed a proposal to obtain permission to enter into the LED manufacturing business with the Reform and Development Commission of Yu An District, Lu An City on May 13, 2011. We obtained a construction permit issued by the Housing and Urban-Rural Development Bureau of Yu An District, Lu An City on October 28, 2011 to build an LED manufacturing facility on the Pingqiao Land.  Due to a change in the Company’s business plans, we determined to build logistic centers on 38,449 square meters of the land. Our plan was to construct four warehouses/logistics centers to provide distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses located on the Pingqiao land since October 2011. Each warehouse is 4,800 square meters.

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

On June 29, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell its 99% ownership interest in its subsidiary Opto-Electronics for total consideration of $962,224 (RMB 5,940,000).

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

The land use rights acquired through Pingqiao Industrial Park in Lu’an City were re-appraised by an independent appraisal firm Luan Shiji Land Price Evaluation Consultantive Co., Ltd. on April 24, 2013. The appraisal firm concluded the fair value of the 38,449 square meters portion of the land that the Company has received a land use rights certificate issued by Yu An people’s government on April 16, 2012 with a term of 50 years until 2062 was $1,774,722 (RMB 11,073,378). The appraisal firm further concluded that pursuant to the Sales Agreement, Opto-Electronics will carry a contractual obligation to negotiate with the Yu An government for purchase price to be paid to the Company to obtain the land use rights certificate of the remaining126, 534 square meters of Pingqiao land.

The Company has assessed its long-term assets held for sale and determined that write-down was necessary because the sales price of the long-term assets held for sale was significant less than its carrying value. Therefore, as of June 30, 2013, the Company has written-down the long-term assets held for sale to $3,239,810 (RMB 20,000,000), the same value as sales price, in the consolidated balance sheets and has recorded $30,511,118 impairment loss in the consolidated statements of operations and comprehensive income for the six months ended June 30, 2013. As of September 30, 2013, the Company has classified the long-term assets held for sale as receivable from Buyer of Opto-Electronics because the assets associated with the logistics and transportation centers has been disposed on July 28, 2013.

The Company will continue focusing on becoming a significant retailer and wholesaler of consumer electronics and appliances to rural markets with a goal of having a national distribution network throughout China. The Company’s working capital will continue to be used to develop wholesale and retail business.

Three months ended September 30, 2013 Compared with Three months ended September 30, 2012

Revenues

Our net revenue for the three months ended September 30, 2013 was $8,356,874, a decrease of 42.1%, or $6,068,376, from $14,425,250 for the three months ended September 30, 2012.

For the three months ended September 30, 2013, net revenue from exclusive franchise stores was $7,187,992, a decrease of 10.3%, or $825,262, from $8,013,254 for the three months ended September 30, 2012. There were 136 exclusive franchise stores as of September 30, 2013, compared to the 306 exclusive franchise stores as of December 31, 2012. There are 296 exclusive franchise stores as of September 30, 2012. The Company entered into franchise agreements with 21 exclusive stores and terminated its agreement with 191 exclusive stores in the third quarter of 2013. The decreased revenue is because of decreased number of exclusive stores and decreased sales from some product lines due to less demand and more competition.

For the three months ended September 30, 2013, net revenue from non-exclusive stores was $666,932, a decrease of 85.7%, or $3,990,229, from $4,657,161 for the three months ended September 30, 2012. There were 18 non-exclusive stores as of September 30, 2013, compared to the 176 non-exclusive stores as of December 31, 2012 and 175 non-exclusive stores as of September 30, 2012. The Company entered into a non-exclusive franchise agreement with 0 non-exclusive stores and terminated its agreement with 159 non-exclusive stores in the third quarter of 2013. The decreased revenue is because of decreased number of exclusive stores and decreased sales from some product lines due to less demand and more competition.

For the three months ended September 30, 2013, net revenue from company owned stores was $501,950, a decrease of 71.4%, or $1,252,885, from $1,754,835 for the three months ended September 30, 2012. The decreased revenue from company-owned stores was mainly because of decreased sales from some product lines due to less demand and more competition.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the three months ended September 30, 2013 and 2012 are as follows:

Three Months Ended 9/30/2012	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$4,657,161	$8,013,254	$1,754,835	$14,425,250
Cost of Sales	$4,270,260	$7,346,134	$1,564,432	$13,180,826
Gross Profit	$386,901	$667,120	$190,403	$1,244,424

Three months-Ended 9/30/2013	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$666,932	$7,187,992	$501,950	$8,356,874
Cost of Sales	$612,369	$6,607,101	$459,675	$7,679,145
Gross Profit	$54,563	$580,891	$42,275	$677,729

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2012 and that have been in continuous operation as of September 30, 2013 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2012 or 2013. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in three months ended September 30, 2013 and 2012, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$374,472	$346,007	$28,465	8%
Exclusive Franchise Stores	$4,213,129	$880,808	$3,332,321	378%
Company-Owned Stores	$500,645	$1,647,183	$(1,146,538)	(70)%
Total	$5,088,246	$2,873,998	$2,214,248	77%

The primary reason for the increase in Same Stores Sales was the increase in sales from exclusive stores (“Same Exclusive Franchise Stores”), increase in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”), offset by decrease in sales from company-owned stores (“Same Company-Owned Stores”). The increased sales in non-exclusive Franchise stores and in Exclusive franchise stores is due to better promotion during the three months ended September 30, 2013 compared to the same period last year. The decrease in sales in Company-owned stores is due to decreased demand and increased competition during the three months ended September 30, 2013 compared to the same period last year.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Number of Same Stores	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012
Non-Exclusive Franchise Stores	15	15
Exclusive Franchise Stores	31	31
Company-Owned Stores	1	1

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$24,965	$23,067	$1,898	8%
Exclusive Franchise Stores	$135,907	$28,413	$107,494	378%
Company-Owned Stores	$500,645	$1,647,183	$(1,146,538)	(70)%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened or with which we entered into a franchise agreement in either 2013 or 2012 that are in existence under normal business operations as of September 30, 2013 and excluding stores that closed in 2013 or 2012 (“New Stores”). New Store Sales are defined as sales from the New Stores. 2012 New Store Sales refer to the sales from New Stores opened or with which we entered into a franchise agreement in 2012 and not closed in 2013. 2013 New Store Sales refer to the sales generated in 2013 from both New Stores opened or with which we entered into a franchise agreement in 2012 and 2013 that have not closed as of the end of September 30, 2013.

New Stores Sales operating in both 2012 and 2013, and the increase experiences at a percentage are as follows:

New Store Sales	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$235,785	$46,554	$189,231	406%
Exclusive Franchise Stores	$2,519,984	$1,589,390	$930,594	59%
Company-Owned Stores	$-	$-	$-	-%
Total	$2,755,769	$1,635,944	$1,119,825	68%

The primary reason for the increase in New Stores Sales was the increase of sales from new exclusive franchise stores (the “New Exclusive Franchise Stores”), the increase in sales from new Non-Exclusive franchise stores (the “New Non-Exclusive Franchise Stores). The increase of sales from New Non-Exclusive Franchise Stores is because of better promotion during the three months ended September 30, 2013 compared to the same period last year. The increase of sales from exclusive stores is because of better promotion during the three months ended September 30, 2013 compared to the same period last year.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

Number of New Stores	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012
Non-Exclusive Franchise Stores	21	19
Exclusive Franchise Stores	112	81
Company-Owned Stores	-	-

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$11,228	$2,450	$8,778	358%
Exclusive Franchise Stores	$22,500	$19,622	$2,878	15%
Company-Owned Stores	$-	$-	$-	-%

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

Closed Store Sales in 2012 and 2013, and the change experienced as a percentage are as follows:

Closed Store Sales	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$56,675	$4,264,600	$(4,207,925)	(99)%
Exclusive Franchise Stores	$454,880	$5,543,056	$(5,088,176)	(92)%
Company-Owned Stores	$1,304	$107,652	$(106,348)	(99)%
Total	$512,859	$9,915,308	$(9,402,449)	(95)%

The decrease in Closed Store Sales resulted from the fact that Stores whose franchise agreements were terminated or which closed in 2012 generated no sales for the Company in the three months ended September 30, 2013. The Company resolved to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) stores that sold brands of merchandise not supplied by us.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Number of Closed Stores	Three months-Ended 9/30/2013	Three months-Ended 3/31/202
Non-Exclusive Franchise Stores	357	357
Exclusive Franchise Stores	322	322
Company-Owned Stores	1	1

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$159	$11,946	$(11,787)	(99)%
Exclusive Franchise Stores	$1,413	$17,214	$(15,801)	(92)%
Company-Owned Stores	$1,304	$107,652	$(106,348)	(99)%

Other information

The following is a summary of revenue by product line for the three months ended September30, 2013 and 2012:

	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012
Solar Power Products	$287,429	$(761,005)
Air Conditioner	$3,193,262	$8,425,676
Refrigerator	$864,332	$1,233,048
TV	$2,980,323	$4,949,391
Washer	$406,945	$382,836
Others	$624,583	$195,304
Total	$8,356,874	$14,425,250

The decrease of revenue for the three months ended September 30, 2013 compared to the same period last year is mainly due to the decreased sales from Air-conditioners, Refrigerators and TV.

Air-conditioners sales decreased by $5,232,414, or 62.1%, from $8,425,676 in the three months ended September 30, 2012 to $3,193,262 in the same period in 2013.

Refrigerators sales decreased by $368,716, or 29.9%, from $1,233,048 in the three months ended September 30, 2012 to $864,332 in the same period in 2013.

TV sales decreased by $1,969,068, or 39.8%, from $4,949,391 in the three months ended September 30, 2012 to $2,980,323 in the same period in 2013.

The decreased sales of these products are due to increased competition and decreased demand.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2013 was $7,679,145, a decrease of $5,501,681, or 41.7%, compared to $13,180,826 for the three months ended September 30, 2012. The decrease was mainly due to the decrease in sales.

	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012

Cost of goods sold from non-exclusive stores	$612,369	$4,270,260
Cost of goods sold from exclusive franchise stores	6,607,101	7,346,134
Cost of goods sold from company-owned stores	459,675	1,564,432
Cost of goods sold	$7,679,145	$13,180,826

For the three months ended September 30, 2013, cost of goods sold from non-exclusive stores was $612,369, a decrease of 85.7%, or $3,657,891, from $4,270,260 for the three months ended September 30, 2012. The decrease was in line with the decrease in sales from non-exclusive stores.

For the three months ended September 30, 2013, cost of goods sold from company-owned stores was $459,675, a decrease of 70.6%, or $1,104,757, from $1,564,432 for the three months ended September 30, 2012. The decrease was in line with the decrease in sales from company-owned stores.

For the three months ended September 30, 2013, cost of goods sold from exclusive franchise stores was $6,607,101, a decrease of 10.1%, or $739,033, from $7,346,134 for the three months ended September 30, 2012. The decrease was in line with the decrease in sales from exclusive stores.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$343,703	$315,789	$27,914	9%
Exclusive Franchise Stores	$3,870,996	$801,083	$3,069,913	383%
Company-Owned Stores	$458,486	$1,470,725	$(1,012,239)	(69)%
Total	$4,673,185	$2,587,597	$2,085,588	81%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$22,914	$21,053	$1,861	9%
Exclusive Franchise Stores	$124,871	$25,841	$99,030	383%
Company-Owned Stores	$458,486	$1,470,725	$(1,012,239)	(69)%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$216,513	$42,465	$174,048	410%
Exclusive Franchise Stores	$2,316,105	$1,457,532	$858,573	59%
Company-Owned Stores	$-	$-	$-	-%
Total	$2,532,618	$1,499,997	$1,032,621	69%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$10,310	$2,235	$8,075	361%
Exclusive Franchise Stores	$20,680	$17,994	$2,686	15%
Company-Owned Stores	$-	$-	$-	-%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$52,152	$3,912,005	$(3,859,853)	(99)%
Exclusive Franchise Stores	$420,000	$5,087,519	$(4,667,519)	(92)%
Company-Owned Stores	$1,188	$93,707	$(92,519)	(99)%
Total	$473,340	$9,093,231	$(8,619,891)	(95)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$146	$10,958	$(10,812)	(99)%
Exclusive Franchise Stores	$1,304	$15,800	$(14,496)	(92)%
Company-Owned Stores	$1,188	$93,707	$(92,519)	(99)%

Other information

The following is a summary of cost of goods sold by product line for the three months ended September 30, 2013 and 2012:

	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012
Solar Power Products	$264,864	$(716,950)
Air Conditioner	$2,932,396	$7,702,574
Refrigerator	$793,929	$1,126,286
TV	$2,737,748	$4,544,128
Washer	$373,722	$349,714
Others	$576,486	$175,074
Total	$7,679,145	$13,180,826

Gross Profit

Gross profit for the three months ended September 30, 2013 was $677,729, a decrease of $566,695, or approximately 45.5%, compared to $1,244,424 for the three months ended September 30, 2012.

For the three months ended September 30, 2013, gross profit for non-exclusive stores was $54,563, a decrease of 85.9%, or $332,338, from $386,901 for the three months ended September 30, 2012. The decrease was mainly due to the decreased sales from non-exclusive stores.

For the three months ended September 30, 2013, gross profit for exclusive franchise stores was $580,891, a decrease of 12.9%, or $86,229, from $667,120 for the three months ended September 30, 2012. The decrease was mainly due to the decreased sales from exclusive franchise stores.

For the three months ended September 30, 2013, gross profit for company-owned stores was $42,275, a decrease of 77.8%, or $148,128, from $190,403 for the three months ended September 30, 2012. The decrease was mainly due to decreased sales from company-owned stores.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$30,769	$30,218	$551	2%
Exclusive Franchise Stores	$342,132	$79,724	$262,408	329%
Company-Owned Stores	$42,159	$176,458	$(134,299)	(76)%
Total	$415,060	$286,400	$128,660	45%

The average gross profit per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$2,051	$2,015	$36	2%
Exclusive Franchise Stores	$11,037	$2,572	$8,465	329%
Company-Owned Stores	$42,159	$176,458	$(134,299)	(76)%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$19,271	$4,089	$15,182	371%
Exclusive Franchise Stores	$203,879	$131,858	$72,021	55%
Company-Owned Stores	$-	$-	$-	-%
Total	$223,150	$135,947	$87,203	64%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$918	$215	$703	326%
Exclusive Franchise Stores	$1,820	$1,628	$192	12%
Company-Owned Stores	$-	$-	$-	-%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$4,524	$352,595	$(348,071)	(99)%
Exclusive Franchise Stores	$34,880	$455,537	$(420,657)	(92)%
Company-Owned Stores	$115	$13,945	$(13,830)	(99)%
Total	$39,519	$822,077	$(782,558)	(95)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$13	$988	$(975)	(99)%
Exclusive Franchise Stores	$108	$1,415	$(1,307)	(92)%
Company-Owned Stores	$116	$13,945	$(13,829)	(99)%

Other information

The following is a summary of gross profit by product line for the three months ended September 30, 2013 and 2012:

	Three months-Ended 9/30/2013	Three months-Ended 9/30/2012
Solar Power Products	$22,565	$(44,055)
Air Conditioner	$260,867	$723,102
Refrigerator	$70,403	$106,763
TV	$242,575	$405,263
Washer	$33,223	$33,122
Others	$48,096	$20,229
Total	$677,729	$1,244,424

Gross Profit Rate

Gross profit rate for the three months ended September 30, 2013 was 8.11%, a decrease of approximately 0.52%, compared to 8.63% for the three months ended September 30, 2012. The decrease of gross profit rate is because of decreased sales prices due to increased competition and decreased demand. The Company continues to improve managing its sales network as well as products offered, which continuously requires us to review pricing on existing products and existing sales channels. We expect that our pricing strategies will continue to evolve to market conditions and expect improvements to have a marginalizing effect on the noted increase in gross profit rates at exclusive franchise stores as changes in product offerings mature along with their related pricing strategies.

For the three months ended September 30, 2013, gross profit rate for exclusive franchise stores was 8.08%, a decrease of 0.25% compared to 8.33% for the three months ended September 30, 2012. The decrease of gross profit rate is because the change of product portfolios in our sales during the three months ended September 30, 2013 compared to the same period last year.

For the three months ended September 30, 2013, gross profit rate for non-exclusive stores was 8.18%, a decrease of 0.13%, compared to 8.31% for the three months ended September 30, 2012. The decrease of gross profit rate is because the change of product mix in our sales during the three months ended September 30, 2013 compared to the same period last year.

For the three months ended September 30, 2013, gross profit rate for company-owned stores was 8.42%, a decrease of 2.43%, compared to 10.85% for the three months ended September 30, 2012. The decrease of gross profit rate is because the change of product mix in our sales during the three months ended September 30, 2013 compared to the same period last year.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 were $2,764,952, an increase of $1,545,529, or 126.7%, from $1,219,423 for the three months ended September 30, 2012.

Selling expenses for the three months ended September 30, 2013 were $401,403, a decrease of $121,083, or 23.2%, from $522,486 for the three months ended September 30, 2012. The decrease of selling expenses relates primarily to the decrease sales.

General and administrative expenses for the three months ended September 30, 2013 were $146,829, a decrease of $196,597, or 57.2%, from $343,426 for three months ended September 30, 2012. The decrease is mainly due to the decrease of overhead expense related to the drop of sales.

During the three months ended September 30, 2013 and 2012, bad debt allowance for accounts receivable of $2,339,300 and $0 were recorded as operating expenses.

During the three months ended September 30, 2013 and 2012, recovery of debt expenses of $(122,580) and $353,511 were recorded as a reduction of operating expenses.

Net Operating Loss

Our net operating loss for the three months ended September 30, 2013 was $2,087,223, an increase of $2,112,224, or 8,448.6%, from net operating income $25,001 for the same period in 2012. The increase was mainly due to the decrease of sales and gross profit and the increase of operating expenses.

Other Income (Expense)

Our net other expense for the three months ended September 30, 2013 was $161,938, an increase of $126,903, or 362.2%, from net other expense $35,035 for the same period in 2012. The increase of other expense was mainly due to increase in other expense of $132,030during the three months ended September 30, 2013.

Provision for Income Taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment out of a reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013 subject to Guoying's option to pay more in taxes should it elect to do so. Therefore, currently, Guoying is charged at a fixed annual reduced tax rate no less than RMB7, 500 per year that changes every year to cover all types of taxes including income taxes. The income tax expenses for the three months ended September 30, 2013 and 2012 are $0 and $0, respectively. There were no significant book and tax basis differences.

Net Income (Loss) Attributable to China Electronics Holdings, Inc.

Our net loss attributable to China Electronics Holdings, Inc. for the three months ended September 30, 2013 was $2,249,161, an increase of $2,239,127, or 22,315.4%, from net loss attributable to China Electronics Holdings, Inc. of $10,034 for the same period in 2012. The increase was mainly due to the increase in operating loss and other expenses during the three months ended September 30, 2013.

Nine months ended September 30, 2013 Compared with Nine months ended September 30, 2012

Revenues

Our net revenue for the nine months ended September 30, 2013 was $20,757,982, a decrease of 53.4%, or $23,739,893, from $44,497,875 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, net revenue from exclusive franchise stores was $16,583,690, a decrease of 38.4%, or $10,316,126, from $26,899,816 for the nine months ended September 30, 2012. There were 136 exclusive franchise stores as of September 30, 2013, compared to the 306 exclusive franchise stores as of December 31, 2012 and 296 exclusive franchise stores as of September 30, 2012. The Company entered into franchise agreements with 21 exclusive stores and terminated its agreement with 191 exclusive stores in the first three quarters of 2013. The decreased revenue is because of decreased number of exclusive stores and decreased sales from some product lines due to less demand and more competition.

For the nine months ended September 30, 2013, net revenue from non-exclusive stores was $1,515,606, a decrease of 89.3%, or $12,650,470, from $14,166,076 for the nine months ended September 30, 2012. There were 18 non-exclusive stores as of September 30, 2013, compared to the 176 non-exclusive stores as of December 31, 2012 and 175 non-exclusive stores as of September 30, 2012. The Company entered into a non-exclusive franchise agreement with 1 non-exclusive stores and terminated its agreement with 159 non-exclusive stores in the first three quarters of 2013. The decreased revenue is because of decreased number of exclusive stores and decreased sales from some product lines due to less demand and more competition.

For the nine months ended September 30, 2013, net revenue from company owned stores was $2,658,686, a decrease of 22.5%, or $773,297, from $3,431,983 for the nine months ended September 30, 2012. The decreased revenue from company-owned stores was mainly because The decreased revenue is because of decreased sales from some product lines due to less demand and more competition.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the nine months ended September 30, 2013 and 2012 are as follows:

Nine months-Ended 9/30/2012	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$14,166,076	$26,899,816	$3,431,983	$44,497,875
Cost of Sales	$13,137,960	$24,941,217	$3,092,874	$41,172,051
Gross Profit	$1,028,116	$1,958,599	$339,109	$3,325,824

Nine months-Ended 9/30/2013	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$1,515,606	$16,583,690	$2,658,686	$20,757,982
Cost of Sales	$1,391,398	$15,228,323	$2,396,516	$19,016,237
Gross Profit	$124,208	$1,355,367	$262,170	$1,741,745

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2012 and that have been in continuous operation as of September 30, 2013 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2012 or 2013. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in nine months ended September 30, 2012 and 2013, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$642,605	$976,765	$(334,160)	(34)%
Exclusive Franchise Stores	$9,389,048	$7,027,890	$2,361,158	34%
Company-Owned Stores	$2,349,249	$3,013,771	$(664,522)	(22)%
Total	$12,380,902	$11,018,426	$1,362,476	12%

The primary reason for the increase in Same Stores Sales was the increase in sales from exclusive stores (“Same Exclusive Franchise Stores”), offset by decrease in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”), and decrease in sales from company-owned stores (“Same Company-Owned Stores”). The increase in our sales in Same Exclusive Franchise stores is a result of better promotion during the nine months ended September 30, 2013 compared to the same period last year. The decrease of sales in Non-exclusive franchise stores and decrease in sales in Company-Owned stores are due to less demand and more competition.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Number of Same Stores	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012
Non-Exclusive Franchise Stores	15	15
Exclusive Franchise Stores	31	31
Company-Owned Stores	1	1

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$42,840	$65,118	$(22,278)	(34)%
Exclusive Franchise Stores	$302,873	$226,706	$76,167	34%
Company-Owned Stores	$2,349,249	$3,013,771	$(664,522)	(22)%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened or with which we entered into a franchise agreement in either 2013 or 2012 that are in existence under normal business operations as of September 30, 2013 and excluding stores that closed in 2013 or 2012 (“New Stores”). New Store Sales are defined as sales from the New Stores. 2012 New Store Sales refer to the sales from New Stores opened or with which we entered into a franchise agreement in 2012 and not closed in 2013. 2013 New Store Sales refer to the sales generated in 2013 from both New Stores opened or with which we entered into a franchise agreement in 2012 and 2013 that have not closed as of the end of September 30, 2013.

New Stores Sales operating in both 2012 and 2013, and the increase experiences at a percentage are as follows:

New Store Sales	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$367,411	$92,451	$274,960	297%
Exclusive Franchise Stores	$5,565,075	$2,717,240	$2,847,835	105%
Company-Owned Stores	$-	$-	$-	-%
Total	$5,932,486	$2,809,691	$3,122,795	111%

The primary reason for the increase in New Stores Sales was the increase of sales from new exclusive franchise stores (the “New Exclusive Franchise Stores”), the increase in sales from new Non-Exclusive franchise stores (the “New Non-Exclusive Franchise Stores). The increase of sales from New Non-Exclusive Franchise Stores is due to there are 2 more New Non-exclusive Franchise Stores as of September 30, 2013 compared to September 30, 2012 and due to increased average per-store sales for New Non-Exclusive Franchise Stores. The increase of sales from exclusive stores is because there are 112 New Exclusive Franchise Stores as of September 30, 2013 compared to 81 as of September 30, 2012 and due to increased average per-store sales for New Exclusive Stores.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

Number of New Stores	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012
Non-Exclusive Franchise Stores	21	19
Exclusive Franchise Stores	112	81
Company-Owned Stores	-	-

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$17,496	$4,866	$12,630	260%
Exclusive Franchise Stores	$49,688	$33,546	$16,142	48%
Company-Owned Stores	$-	$-	$-	-%

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

Closed Store Sales in 2012 and 2013, and the change experienced as a percentage are as follows:

Closed Store Sales	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$505,591	$13,096,861	$(12,591,270)	(96)%
Exclusive Franchise Stores	$1,629,567	$17,154,686	$(15,525,119)	(91)%
Company-Owned Stores	$309,436	$418,211	$(108,775)	(26)%
Total	$2,444,594	$30,669,758	$(28,225,164)	(92)%

The decrease in Closed Store Sales results from the fact that Stores whose franchise agreements were terminated or which closed in 2012 generated no sales for the Company in the nine months ended September 30, 2013. The Company resolved to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) stores that sold brands of merchandise not supplied by us.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Number of Closed Stores	Nine months-Ended 9/30/2013	Nine months-Ended 3/31/202
Non-Exclusive Franchise Stores	357	357
Exclusive Franchise Stores	322	322
Company-Owned Stores	1	1

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$1,416	$36,686	$(35,270)	(96)%
Exclusive Franchise Stores	$5,061	$53,275	$(48,214)	(91)%
Company-Owned Stores	$309,436	$418,211	$(108,775)	(26)%

Other information

The following is a summary of revenue by product line for the nine months ended September 30, 2013 and 2012:

	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012
Solar Power Products	$1,451,146	$8,797,957
Air Conditioner	$7,581,372	$16,424,114
Refrigerator	$1,792,748	$5,319,899
TV	$6,047,821	$11,922,106
Washer	$2,224,476	$1,668,736
Others	$1,660,419	$365,063
Total	$20,757,982	$44,497,875

The decrease of revenue for the nine months ended September 30, 2013 compared to the same period last year is mainly due to the decreased sales from Solar-powered products, Air-conditioners, Refrigerators and TV.

Solar-powered products sales decreased by $7,346,811, or 83.5%, from $8,797,957 in the nine months ended September 30, 2012 to $1,451,146 in the same period in 2013. The decrease is mainly due to decreased solar-powered products sales of Huayang Brand. The decrease is due to increased market competition of solar-powered products, fulfilled market, and Huayang’s failure to increase its sales in the market.

Air-conditioners sales decreased by $8,842,742, or 53.8%, from $16,424,114 in the nine months ended September 30, 2012 to $7,581,372 in the same period in 2013.

Refrigerators sales decreased by $3,527,151, or 66.3%, from $5,319,899 in the nine months ended September 30, 2012 to $1,792,748 in the same period in 2013.

TV sales decreased by $5,874,285, or 49.3%, from $11,922,106 in the nine months ended September 30, 2012 to $6,047,821 in the same period in 2013.

The decrease of these products are due to decreased demand and increased competition.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2013 was $19,016,237, a decrease of $22,155,814, or 53.8%, compared to $41,172,051 for the nine months ended September 30, 2012. The decrease was mainly due to the decrease in sales.

	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012

Cost of goods sold from non-exclusive stores	$1,391,398	$13,137,960
Cost of goods sold from exclusive franchise stores	15,228,323	24,941,217
Cost of goods sold from company-owned stores	2,396,516	3,092,874
Cost of goods sold	$19,016,237	$41,172,051

For the nine months ended September 30, 2013, cost of goods sold from non-exclusive stores was $1,391,398, a decrease of 89.4%, or $11,746,562, from $13,137,960 for the nine months ended September 30, 2012. The decrease was in line with the decrease in sales from non-exclusive stores.

For the nine months ended September 30, 2013, cost of goods sold from company-owned stores was $2,396,516, a decrease of 22.5%, or $696,358, from $3,092,874 for the nine months ended September 30, 2012. The decrease was in line with the decrease in sales from company-owned stores.

For the nine months ended September 30, 2013, cost of goods sold from exclusive franchise stores was $15,228,323, a decrease of 38.9%, or $9,712,894, from $24,941,217 for the nine months ended September 30, 2012. The decrease was in line with the decrease in sales from exclusive stores.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$589,806	$904,276	$(314,470)	(35)%
Exclusive Franchise Stores	$8,619,429	$6,543,287	$2,076,142	32%
Company-Owned Stores	$2,114,554	$2,713,597	$(599,043)	(22)%
Total	$11,323,789	$10,161,160	$1,162,629	11%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$39,320	$60,285	$(20,965)	(35)%
Exclusive Franchise Stores	$278,046	$211,074	$66,972	32%
Company-Owned Stores	$2,114,554	$2,713,597	$(599,043)	(22)%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$337,317	$85,358	$251,959	295%
Exclusive Franchise Stores	$5,108,571	$2,497,338	$2,611,233	105%
Company-Owned Stores	$-	$-	$-	-%
Total	$5,445,888	$2,582,696	$2,863,192	111%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$16,063	$4,493	$11,570	258%
Exclusive Franchise Stores	$45,612	$30,831	$14,781	48%
Company-Owned Stores	$-	$-	$-	-%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$464,274	$12,148,326	$(11,684,052)	(96)%
Exclusive Franchise Stores	$1,500,324	$15,900,592	$(14,400,268)	(91)%
Company-Owned Stores	$281,962	$379,277	$(97,315)	(26)%
Total	$2,246,560	$28,428,195	$(26,181,635)	(92)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$1,300	$34,029	$(32,729)	(96)%
Exclusive Franchise Stores	$4,659	$49,381	$(44,722)	(91)%
Company-Owned Stores	$281,962	$379,277	$(97,315)	(26)%

Other information

The following is a summary of cost of goods sold by product line for the nine months ended September 30, 2013 and 2012:

	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012
Solar Power Products	$1,337,983	$8,197,287
Air Conditioner	$6,932,079	$15,119,881
Refrigerator	$1,642,933	$4,935,783
TV	$5,547,352	$11,033,522
Washer	$2,027,048	$1,549,848
Others	$1,528,842	$335,730
Total	$19,016,237	$41,172,051

Gross Profit

Gross profit for the nine months ended September 30, 2013 was $1,741,745, a decrease of $1,584,079, or approximately 47.6%, compared to $3,325,824 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, gross profit for non-exclusive stores was $124,208, a decrease of 87.9%, or $903,908, from $1,028,116 for the nine months ended September 30, 2012. The decrease was mainly due to the decreased sales from non-exclusive stores.

For the nine months ended September 30, 2013, gross profit for exclusive franchise stores was $1,355,367, a decrease of 30.8%, or $603,232, from $1,958,599 for the nine months ended September 30, 2012. The decrease was mainly due to the decreased sales from exclusive franchise stores.

For the nine months ended September 30, 2013, gross profit for company-owned stores was $262,170, a decrease of 22.7%, or $76,939, from $339,109 for the nine months ended September 30, 2012. The decrease was mainly due to decreased sales from company-owned stores.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$52,798	$72,489	$(19,691)	(27)%
Exclusive Franchise Stores	$769,619	$484,603	$285,016	59%
Company-Owned Stores	$234,696	$300,174	$(65,478)	(22)%
Total	$1,057,113	$857,266	$199,847	23%

The average gross profit per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$3,520	$4,833	$(1,313)	(27)%
Exclusive Franchise Stores	$24,826	$15,632	$9,194	59%
Company-Owned Stores	$234,696	$300,174	$(65,478)	(22)%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$30,094	$7,093	$23,001	324%
Exclusive Franchise Stores	$456,504	$219,902	$236,602	108%
Company-Owned Stores	$-	$-	$-	-%
Total	$486,598	$226,995	$259,603	114%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$1,433	$373	$1,060	284%
Exclusive Franchise Stores	$4,076	$2,715	$1,361	50%
Company-Owned Stores	$-	$-	$-	-%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$41,317	$948,535	$(907,218)	(96)%
Exclusive Franchise Stores	$129,243	$1,254,094	$(1,124,851)	(90)%
Company-Owned Stores	$27,475	$38,935	$(11,460)	(29)%
Total	$198,035	$2,241,564	$(2,043,529)	(91)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012	Difference	Change
Non-Exclusive Franchise Stores	$116	$2,657	$(2,541)	(96)%
Exclusive Franchise Stores	$401	$3,895	$(3,494)	(90)%
Company-Owned Stores	$27,475	$38,935	$(11,460)	(29)%

Other information

The following is a summary of gross profit by product line for the nine months ended September 30, 2013 and 2012:

	Nine months-Ended 9/30/2013	Nine months-Ended 9/30/2012
Solar Power Products	$113,163	$600,670
Air Conditioner	$649,294	$1,304,233
Refrigerator	$149,815	$384,117
TV	$500,469	$888,584
Washer	$197,428	$118,888
Others	$131,576	$29,332
Total	$1,741,745	$3,325,824

Gross Profit Rate

Gross profit rate for the nine months ended September 30, 2013 was 8.39%, an increase of approximately 0.92%, compared to 7.47% for the nine months ended September 30, 2012. The increase of gross profit rate is because the change of product portfolios in our sales during the nine months ended September 30, 2013 compared to the same period last year. We sold less low margin products during the nine months ended September 30, 2013 compared to the same period last year. The Company continues to improve managing its sales network as well as products offered, which continuously requires us to review pricing on existing products and existing sales channels. We expect that our pricing strategies will continue to evolve to market conditions and expect improvements to have a marginalizing effect on the noted increase in gross profit rates at exclusive franchise stores as changes in product offerings mature along with their related pricing strategies.

For the nine months ended September 30, 2013, gross profit rate for exclusive franchise stores was 8.17%, an increase of 0.89% compared to 7.28% for the nine months ended September 30, 2012. The increase of gross profit rate is because the change of product portfolios in our sales during the nine months ended September 30, 2013 compared to the same period last year.

For the nine months ended September 30, 2013, gross profit rate for non-exclusive stores was 8.20%, an increase of 0.94%, compared to 7.26% for the nine months ended September 30, 2012. The increase of gross profit rate is because the change of product mix in our sales during the nine months ended September 30, 2013 compared to the same period last year.

For the nine months ended September 30, 2013, gross profit rate for company-owned stores was 9.86%, a decrease of 0.02%, compared to 9.88% for the nine months ended September 30, 2012.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013 were $5,093,022, an increase of $1,669,349, or 48.8%, from $3,423,673 for the nine months ended September 30, 2012.

Selling expenses for the nine months ended September 30, 2013 were $1,950,360, an increase of $399,570, or 25.8%, from $1,550,790 for the nine months ended September 30, 2012. The increase of selling expenses is primarily due to the increase of marketing and promotion expenses.

General and administrative expenses for the nine months ended September 30, 2013 were $1,111,472, a decrease of $407,900, or 26.8%, from $1,519,372 for nine months ended September 30, 2012. The decrease is mainly due to the decrease of overhead expenses related to drop of sales.

During the nine months ended September 30, 2013 and 2012, bad debt allowance for accounts receivable of $2,595,368 and $353,511 were recorded as operating expenses.

During the nine months ended September 30, 2013 and 2012, recovery of debt expenses of $564,178 and $0 were recorded as  reduction of operating expenses.

Net Operating Loss

Our net operating loss for the nine months ended September 30, 2013 was $3,351,277, an increase of $3,253,428, or 3,324.9%, from $97,849 for the same period in 2012. The increase was mainly due to the decrease of sales and gross profit and the increase of operating expenses.

Other Income (Expense)

Our net other expense for the nine months ended September 30, 2013 was $30,559,621, an increase of $30,309,218, or 12,104.2%, from net other expense $250,403 for the same period in 2012. The increase of other expense was mainly due to increase in impairment loss for long-term assets held for sale of $30,640,293 during the nine months ended September 30, 2013.

Provision for Income Taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax benefit approval to Guoying on December 10, 2011 providing that Guoying is subject to income tax and VAT benefit treatment out of a reduced rate of RMB 7,500 tax payment per year (including income tax and VAT) valid from December 1, 2011 until December 31, 2013 subject to Guoying's option to pay more in taxes should it elect to do so. Therefore, currently, Guoying is charged at a fixed annual reduced tax rate no less than RMB7, 500 per year that changes every year to cover all types of taxes including income taxes. The income tax expenses for the nine months ended September 30, 2013 and 2012 are $0 and $287, respectively. There were no significant book and tax basis differences.

Net Income (Loss) Attributable to China Electronics Holdings, Inc.

Our net loss attributable to China Electronics Holdings, Inc. for the nine months ended September 30, 2013 was $33,910,906, an increase of $33,562,367, or 9,629.4%, from net loss attributable to China Electronics Holdings, Inc. of $348,539 for the same period in 2012. The increase was mainly due to impairment loss for long-term assets held for sale during the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2013 or during the nine months ended September 30, 2012 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $66,694, an increase of $57,229 from $9,465 as of December 31, 2012. We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	September 30, 2013	September 30, 2012
Net cash (used in) provided by operating activities	$(1,079,724)	$1,291,334
Net cash used in investing activities	-	(2,405,898)
Net cash provided by financing activities	647,159	1,589,546
Effect of rate changes on cash	489,794	7,313
Increase) in cash and cash equivalents	57,229	482,295
Cash and cash equivalents, beginning of periods	9,465	171,838
Cash and cash equivalents, end of periods	$66,694	$654,133

Net cash used in operating activities was $1,079,724 for the nine months ended September 30, 2013, compared to net cash provided by operating activities of $1,291,334 for the nine months ended September 30, 2012, an increase of $2,371,058 or 183.6%. The increase of net cash used in operating activities was primarily due to increased payments to purchase inventories and more increase of accounts receivables and other receivables, offset by decreased payments advanced to our suppliers for the purchase of inventories.

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

The land use rights acquired through Pingqiao Industrial Park in Lu’an City were re-appraised by an independent appraisal firm Luan Shiji Land Price Evaluation Consultantive Co., Ltd. on April 24, 2013. The appraisal firm concluded the fair value of the 38,449 square meters portion of the land that the Company has received a land use rights certificate issued by Yu An people’s government on April 16, 2012 with a term of 50 years until 2062 was $1,774,722 (RMB 11,073,378). The appraisal firm further concluded that pursuant to the Sales Agreement, Opto-Electronics will carry a contractual obligation to negotiate with the Yu An government for purchase price to be paid to the Company to obtain the land use rights certificate of the remaining126, 534 square meters of Pingqiao land.

Growth Strategies

We funded our growth strategy from our working capital and below are a summary of approximately how much we have spent in year 2013 and estimates for 2014 to achieve our growth strategies:

Growth Strategies	Spent in 2013	Estimate in 2013	Estimate in 2014

Develop new company-owned stores in Anhui Province	$-	162,962	244,443

Develop new exclusive franchise stores in Anhui, Hunan and Hubei Provinces	$102,666	488,886	1,222,215

Develop new non-exclusive stores in Anhui, Hunan and Hubei Provinces	$4,889	-	48,889

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

In order to improve its cash flows from operations and working capital, the Company decided to redeploy its capital to meet requirements of its business plan. In accordance with SFAS No. 144 (ASC 360-10), “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Company classified its logistics and transportation centers which were still under construction as a component of discontinued operations. Accordingly, the assets associated with the logistics and transportation centers have been classified as long-term assets held for sale in the consolidated balance sheets. The long-term assets held for sale includes: a) construction in progress, b) advance for construction of property and equipment, and c) land use rights the Company acquired through Pingqiao Industrial Park in Lu’an City. On June 29, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell its 99% ownership interest in its subsidiary Opto-Electronics for total consideration of $962,224 (RMB 5,940,000).

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

The Company has assessed its long-term assets held for sale and determined that write-down was necessary because the sales price of the long-term assets held for sale was significant less than its carrying value. Therefore, as of June 30, 2013, the Company has written-down the long-term assets held for sale to $3,239,810 (RMB 20,000,000), the same value as sales price, in the consolidated balance sheets and has recorded $30,511,118 impairment loss in the consolidated statements of operations and comprehensive income for the six months ended June 30, 2013. As of September 30, 2013, the Company has classified the long-term assets held for sale as receivable from Buyer of Opto-Electronics because the assets associated with the logistics and transportation centers has been disposed on July 28, 2013.

Investing Activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2013, compared $2,405,898 used in investing activities for the nine months ended September 30, 2012, a decrease of $2,405,898, or 100.0%. The decrease of net cash used in investing activities was primarily due to less investment in construction in progress in the nine months ended September 30, 2013 compared to the same period 2012.

Financing Activities

Net cash provided by financing activities was $647,159 for the nine months ended September 30, 2013, compared to $1,589,546 for the nine months ended September 30, 2012. The decrease was mainly due to less net bank loan proceeds in the nine months ended September 30, 2013 compared to the same period 2012.

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

Contractual Obligations

Our significant contractual obligations are as follows:

The Company incurred rent expenses of $69,363 and $39,859 for the three months ended September 30, 2013 and 2012, respectively. The Company incurred rent expenses of $144,086 and $119,882 for the nine months ended September 30, 2013 and 2012, respectively.

The lease expenses for the next five years are estimated to be as follows:

2014	$95,329
2015	11,365
2016	-
2017	-
2018	-
Total	$106,694

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

Payments received before all of the relevant criteria for revenue recognition satisfied are recorded as unearned revenue. Unearned revenue amounted to $57,941 and $430,833 as of September 30, 2013 and December 31, 2012, respectively.

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

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging initial franchise fee, continuing fee and royalty to exclusive franchise stores. As such, total franchise fees for the nine months periods ended September 30, 2013 and 2012 were $0.

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

On July 18, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2013-11”). The ASU presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force), which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss (NOL) carry forward, or similar tax loss or tax credit carry forward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carry forward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This ASU is effective for the Company in the first quarter of fiscal 2014. Management does not expect the adoption will have a significant impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which amends how companies test for impairment of indefinite-lived intangible assets. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment test. The ASU is effective for the Company in the first quarter of fiscal 2014. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

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

As of September 30, 2013, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

Item 6 - Exhibits

The following exhibits are filed with this report:

2.1	Share Transfer Agreement of Opto-Electronics between Lu’an Guoying Electronics Sales Co., Ltdand Mr. Li Xiao Yu dated June 29, 2013
2.2	Asset Sale Agreement of Pingqiao Land Use Right and Logistics Centers between Lu’an Guoying Electronics Sales Co., Ltd and Lu’an Guoying Opto-Electronics Technology Co., Ltd dated July 28, 2013
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

Date:  December 2, 2013