Form 10-K
period 2013-12-31
China Electronics Holdings, Inc.
filed 2014-03-31
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
☐ Yes    ☒ No

As of June 30, 2013, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and other holding more than 5% of the outstanding shares of the class) was 5,218,825. The market value of the voting and non-voting common equity held by non-affiliates was $208,753 based on the closing trade price $0.04 as of June 28, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date 16,775,113 as of March 31, 2014.

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

The amount of RMB400, 000 was paid in February 2010 and the amount of RMB 600,000 was paid in July 2010 by CEH.   The 40% and 60% Guoying shares were actually transferred from Guoying Shareholders to CEH Delaware on September 29, 2009 and November 25, 2010 respectively and registered with local government authority. As a result of the transactions, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware with registered capital of RMB 1,000,000 and subsequently increased its paid-in capital to RMB 19,302,687 in 2010 subsequent to the 2010 PIPE financing. The transaction was approved by Ministry of Commerce of Anhui Province and registered with Administration and Industry of Commerce of Lu An City.

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

We started selling consumer electronics and appliances in China in 2002. For the 2013 year, approximately 9.9% of our revenue was due to the sale of solar energy products, approximately 9.0% of our revenue was due to the sale of refrigerators, approximately 27.8% of our revenue was due to the sale of televisions and approximately 36.2% of our revenue was due to the sale of air conditioners.

We distribute merchandise through company-owned stores and to exclusive franchise stores and non-exclusive franchise stores. As of  December 31, 2013, and today, we own and operate one store under the Guoying brand name at which we sell only merchandise that we provide. Exclusive franchise stores are stores that sell merchandise we provide as their exclusive wholesaler pursuant to cooperation franchise agreements.  The merchandise we provide includes Guoying branded products as well as products from major manufacturers such as Sony, Samsung and LG. Non-exclusive franchise stores are stores to which we provide Guoying branded merchandise as a wholesaler or distributor and  which also sell consumer electronics and appliances supplied by others. During 2013, approximately 12.7% of our revenue was from sales by company-owned stores, approximately80.0%was from sales to exclusive franchise stores and approximately 7.3%of our 2013 revenue was from sales to non-exclusive stores.

As of  December 31, 2013, we operated one company-owned stores,. During 2013, we closed one company-owned store which is Haomen Huangming located in Haomen Garden . As of December 31, 2013, we had 133 exclusive franchise stores operating under the Guoying brand name pursuant to cooperation agreements and 18 non-exclusive franchise stores (the “Non-Exclusive Franchise Stores”) to which we provide Guoying branded merchandise. Set forth below are the number of exclusives and non-exclusive franchise stores opened or closed by us in each of the years indicted:

	Exclusive Franchise Store		Non-exclusive Franchise Store
Year	Opened	Closed	Opened	Closed
2010	61	0	557	18
2011	93	233	1	362
2012	91	131	20	198
2013	25	198	1	161

When we use the terms “open” or “opened” in referring to an exclusive or non exclusive franchise store, we mean that we entered into a franchise agreement with such store and that it was in operation.  When we use the terms “close,” “closed” or “terminated” in reference to an exclusive or non-exclusive franchise store we mean that we terminated our agreement with such store.

In2013, our Board decided to terminate our exclusive and non-exclusive franchise agreements with a number of stores in order to strengthen and grow the Company’s business after concluding that the rapid growth of the number of stores and aggressive business expansion had caused deficiencies in the company’s internal controls and management.  The following criteria was used to determine which stores (“Disqualified Exclusive Stores” and “Disqualified Non-Exclusive Stores”) to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing and resulting in lower profit margins; and (iii) stores located remotely Lu An City that result in higher transportation and  logistics expenses to us We do not expect to terminate our franchise contracts with a significant number of non-exclusive stores in the immediate future.

We currently target customers in counties, townships and villages (the third, fourth and fifth tiers of the market) in Anhui Province, China. Our distribution and sales network currently covers twelve districts and counties in Anhui province, namely Shou County, Shu City, Jin An, Yu An, Huo Shan, Jinn Sai, Huo Qiu, Gu Shi , Ye Ji, Fei West, Fei East, and Huai Nan Districts.

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

In addition to providing wholesale merchandise purchased from manufacturers or distributors, we provided refrigerators manufactured by an original equipment manufacturer (“OEM”), Shanghai Pengbai Electronic Co., Ltd. (“Pengbai”), under the Company’s trademark “Guoying”. Guoying refrigerators have “3C” quality national authentication certificates, which are mandatory in PRC for the sale of refrigerators. We entered into an OEM agreement with Pengbai in August 2007, pursuant to which Pengbai agreed to manufacture our private label brand refrigerators and Guoying agreed to provide loan to Pengbai in amount of RMB 80 million (approximately $12.12 million) in four installments of RMB 20 million from 2006 to 2010. Pengbai agreed to repay the loan by October 2017, with payments in four equal installments of RMB 20 million (approximately $2.9 million) beginning in October 2013. The loan is secured by all the assets of Pengbai and is interest free. Guoying actually loaned Pengbai RMB63 million (approximately $9.8million) as of December 2009. We terminated our OEM agreement with Pengbai and stopped manufacturing “Guoying” brand refrigerators in 2011. . Pengbai has fully repaid us RMB 63 million by end of 2012.

We purchased 164,983 square meters (approximately 300 Chinese acres) of land in Pingqiao Industrial Park, in Lu An City, on which we originally planned to build an LED manufacturing facility.   Also as part of our plan to become an LED manufacturer, we have reserved the company name “Lu An Guoying Opto-Electronics Technology Co., Ltd.” with the Lu An Administration of  Industry and Commerce on September 5, 2011 and filed a proposal to seek approval to enter into the LED manufacturing business with the Reform and Development Commission of Yu An District, Lu An City, on May 13, 2011 and a planning permit for the project and land construction was issued to us by the Housing and Urban-Rural Development Bureau of Yu An District, Lu An City on October 28, 2011.   Due to a change in our plans we are currently not going ahead with our plans to manufacturer LEDs and, instead, are building logistics centers on a portion of the land. We intend to use these facilities to provide logistics and transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces. We have started construction of four warehouses in Pingqiao Industrial Park since October 2011. Each logistics center is 4,800 square meters, 19,200 square meters in the aggregate.  We currently do not have sufficient working capital to continue building the warehouses and are seeking business partners and financing to continue the project.

On June 29, 2013, China Electronics Holdings, Inc. (the “Company”), through its indirectly wholly owned subsidiary Lu’an Guoying Electronic Sales Co., Ltd., a wholly foreign enterprise under the laws of the People’s Republic of China (“Guoying”), executed a share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell its 99% ownership interest in its subsidiary Lu’an Guoying Opto-Electronics Technology Co., Ltd. (“Opto-Electronics”) for a  total consideration of $962,224 (RMB 5,940,000). The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. No gain or loss was recognized for this disposal in the Company’s consolidated statements of operation and comprehensive income for the year ended December 31, 2013

In order to improve its cash flows from operations and working capital, the Company decided to redeploy its capital to meet requirements of its business plan. On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an assets sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of $3,239,810 (RMB 20,000,000). Three installments in the amounts of: a) $809,952 (RMB 5,000,000), b) $1,619,906 (RMB 10,000,000) and c) $809,952 (RMB 5,000,000) are due by the ends of December 31, 2013, 2014 and 2015, respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% of the outstanding balance monthly. On December 26, 2013, the Company agreed Mr. Li Xiaoyu's request to extend the payment schedule. The first $809,952 (RMB 5,000,000) installment will be paid by May, 2014.

We will continue to focus on becoming a significant retailer and wholesaler of consumer electronics and appliances to rural markets in China with a goal of having a national distribution network throughout China. Our working capital will continue to be used to develop wholesale and retail business.

Retail Operations

The various types of stores are described below:

Company-owned stores

As of December 31, 2013, and today, we own and operate one company-owned stores. We owned and operated two company-owned stores as of December 2011. Our company-owned stores focus on the sale of solar thermal products, refrigerators, air conditioners, televisions and consumer electronics and appliances. Our administrative offices are located on the second floor of our new headquarters store. We renewed our lease for our Haomen Store and entered into a new lease for our Guangcai Market Store with Mr. Haibo Liu, a director of our company in 2011, in each case the lease is for a three year term subject to renewal upon both parties’ consent.  The number of company-owned stores opened or closed in every year from 2010 through 2013 is as follows:

Year	Total Company-Owned Stores (year end)	Company Owned Stores Opened	Company Owned Stores Closed
12/31/2009	1	0	0

2010		2	0
12/31/2010	3

2011		1	2
Total 12/31/2011	2

2012		0	0
Total 12/31/2012	2

2013	1	0	1

Total 12/31/2013	1

Exclusive Franchise Stores

As of  December 31, 2013, there were 133 exclusive franchise stores operating under the Guoying brand name pursuant to cooperation agreements with us. The exclusive franchise stores are owned by third parties and operate under our brand name pursuant to cooperation agreements with the Company. Such stores sell both Guoying branded products and other products that we provide as the exclusive wholesaler. Guoying is the only wholesaler providing products to our exclusive franchise stores. The exclusive franchise stores are located in rural areas around Lu’an City, Anhui Province, and the primary customers of these stores are residents of the local towns and villages. The store owners own or lease the operating space for the exclusive franchise stores. Guoying makes deliveries to each store and upon delivery, the stores pay in cash the wholesale price of the products provided. After receiving orders from such stores we are generally able to deliver the merchandise within two to three hours to stores located in or near Lu’an City or within three days to stores that are further away. Due to the PRC “Rural consumer electronics and appliances” plan, which is available to some of our stores, Guoying is able to offer the exclusive franchise stores certain discounts based on the quantity of their purchases.

We have signed cooperation agreements with each exclusive franchise store with a term ranging from 1 year to 3 years, subject to renewals.  The average remaining term under most of the cooperation agreements is three years subject to renewal. . As  of December 31, 2013, the account receivables from exclusive franchise stores are approximately RMB17,542,085.50.

Set forth below is the number of exclusive franchise stores opened or closed in every quarter from 2010 to the through 2013 and the number of exclusive franchise stores in operation as of the end of each of every quarter and year:

	Number of Exclusive Franchise Stores In Operation	Exclusive Franchise Stores Opened	Exclusive Franchise Stores Closed
Quarter-Ended 3/31/2011	557	71	0
Quarter-Ended 6/30/2011	559	2	0
Quarter-Ended 9/30/2011	552	13	20
Quarter-Ended 12/31/2011	346	7	213
Total 12/31/2011	346	93	233

Quarter-Ended 3/31/2012	276	5	75
Quarter-Ended 6/20/2012	324	76	28
Quarter-Ended 9/30/2012	296	0	28
Quarter-Ended 12/31/2012	306	10	0
Total 12/31/2012	306	91	131

Quarter-Ended 03/31/2013	306	0	0
Quarter-Ended 06/30/2013	306	0	0
Quarter-Ended 09/30/2013	136	21	191
Quarter Ended 12/31/2013	133	4	7
Total 12/31/2013	133	25	198

Non-exclusive stores

As of  December 31, 2013, we provided merchandise to 16 non-exclusive stores as a wholesaler. Such stores are owned and operated by third parties and are located in the rural areas around Lu’an City, Anhui province. These stores sell both Guoying branded merchandise and merchandise distributed by other companies. Our merchandise is sold to the stores by the Company pursuant to franchise agreements and sales agreements between the operators of the stares and the Company. The non-exclusive stores pay the Company cash upon the Company’s delivery of products, or Guoying extends unsecured credit to such stores in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  Under the franchise agreements, each non-exclusive store was obligated to pay Guoying an annual fee of RMB 5,000 (approximately $735). We have not collected annual fees since 2009.

Set forth below is the number of non-exclusive franchise stores opened or closed in every quarter from 2010 to the through 2013 and the number of non-exclusive franchise stores to which we distributed products as of the end of each of every quarter and year:

	Number of Non-Exclusive Franchise Stores	Non-Exclusive Franchise Stores Opened	Non-Exclusive Franchise Stores Closed
Quarter-Ended 3/31/2011	715	0	0
Quarter-Ended 6/30/2011	716	1	0
Quarter-Ended 9/30/2011	686	0	30
Quarter-Ended 12/31/2011	354	0	322
Total 12/31/2011	354	1	352

Quarter-Ended 3/31/2012	196	0	158
Quarter-Ended 6/30/2012	175	19	40
Quarter-Ended 9/30/2012	175	0	0
Quarter-Ended 12/31/2012	176	1	0
Total 12/31/2012	176	20	198

Quarter-Ended 03/31/2013	176	0	0
Quarter-Ended 06/30/2013	177	1	0
Quarter-Ended 09/30/2013	18	0	159
Quarter Ended 12/31/2013	16	0	2
Total	16	1	161

Our Leases

Warehouse Leases

We currently distribute products to company-owned stores, exclusive franchise stores and non-exclusive stores from two warehouses located within Lu’an city, which are leased by Guoying.  We engage third parties to transport the products from our warehouses to the stores.  We entered into a lease agreement with Youbang Pharmaceuticals Co., Ltd. on April 1, 2010 to lease the warehouse located in the development zone of east road of Jing Er, Foziling Road for one year, and renewed the lease for two years valid from April 1, 2011 to April 1, 2013 and another two years from April 1, 2013 to April 1, 2015. The rent for the lease is RMB138,000 per year. We entered into a lease agreement with Mr. Haibo Liu on January 1, 2008 for the Wangpai warehouse of 808 square meters located in Liu Fo Road to store Huangming solar products. The term of the lease was from January 1, 2008 to December 31, 2012 and the rent is RMB 6, 464 per year (RMB 8 per square meters). We renewed the lease for another two years valid from January 1, 2013 to December 31, 2014 at the same rent.

Company-Owned Stores Leases

We currently lease our one company-owned store. We entered into a lease agreement for our Guangcai Big Market Store on October 30, 2008 for 3 years at a rent of RMB20, 882 per year and renewed the lease on April 1, 2011 for another 3 years until March 31, 2014 at a rent of RMB 720,000 per year. .We plan to renew the lease agreement for our Guangcai Big Market Store on April 1, 2014.   We entered into a lease agreement with Mr. Haibo Liu in 2010 for our Hao Men store for one year and renewed the lease on March 15, 2011 for another 3 years until March 15, 2014 at a rent of RMB 68,000 per year.The store was closed at the end of June, 2013 and we do not plan to renew the lease.

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

On June 29, 2013, China Electronics Holdings, Inc. (the “Company”), through its indirectly wholly owned subsidiary Lu’an Guoying Electronic Sales Co., Ltd., a wholly foreign enterprise under the laws of the People’s Republic of China (“Guoying”), executed a share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell its 99% ownership interest in its subsidiary Lu’an Guoying Opto-Electronics Technology Co., Ltd. (“Opto-Electronics”) for a  total consideration of $962,224 (RMB 5,940,000). The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. No gain or loss was recognized for this disposal in the Company’s consolidated statements of operation and comprehensive income for the year ended December 31, 2013.

In order to improve its cash flows from operations and working capital, the Company decided to redeploy its capital to meet requirements of its business plan. On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an assets sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of $3,239,810 (RMB 20,000,000). Three installments in the amounts of: a) $809,952 (RMB 5,000,000), b) $1,619,906 (RMB 10,000,000) and c) $809,952 (RMB 5,000,000) are due by the ends of December 31, 2013, 2014 and 2015, respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% of the outstanding balance monthly.  On December 26, 2013, the Company agreed Opto-Electronics' buyer Mr. Li Xiaoyu's request to extend the payment schedule. The first $809,952 (RMB 5,000,000) installment will be paid by May 2014.

The sales price of the 38,449 square meters land with land use rights certificate was appraised by an independent appraisal firm, Luan Century Price Evaluation Consultative Co., Ltd., on April 24, 2013. The appraisal firm concluded the fair market value of the 38,449 square meter portion of the land for which  the Company has received a land use rights certificate  was $1,774,722 (RMB 11,073,378). The appraised value excluded the remaining 126,534 square meters of Pingqiao Land for which the Company has not received a land use rights certificate. Further, pursuant to Article 2 of the Sales Agreement, 1) Opto-Electronics is obligated to negotiate with the Yu An government to: a) obtain the land use rights certificate for  the remaining 126,534 square meters of land and b) pay to the Company the  agreed upon purchase price of the remaining land up to the amount which the Company has advanced to the Pingqiao Committee; and 2) upon completion of the logistics center by Opto-Electronics, the Company has a right of first refusal to lease the building at a favorable rent. The Company is no longer obligated to pay Pingqiao Industrial Park the remaining $3.7 million.

Youbang Warehouse Land

We entered into a Land Use Right Purchase Agreement in 2010 with Youbang Pharmaceuticals Co., Ltd., under which Youbang Pharmaceuticals granted us a land use right for 200 Chinese acres for commercial use where Guoying department building and logistics center will be built. We paid RMB40 million (approximately $6,296,000) of the purchase price as of December 2011 and Youbang is obligated to deliver the land use right certificate and real estate property certificate by December 31, 2011 or no later than December 31, 2012.  It was agreed in 2011  that the land use right certificate for this parcel of land could not be transferred due to change of local zoning regulations, the agreement was canceled and RMB10 million (approximately $1,574,000) was returned to the Company by September 2011. The remaining RMB30 million (approximately $4,722,000) was  returned to the Company in December 2012.

Guoying Agricultural and Forestry Land

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

At December 31, 2012, the Company has fully reserved an allowance for the balance of related party receivable from Senyuan due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company. On November 30, 2013, Shenyuan fully prepaid the loan to the Company. The Company then used the payment to settle the rent with Yumin Village. The collection of Shenyuan's loan has been recorded as a reduction of operating expense in the consolidated statements of operations and comprehensive income.

Our Private Label Brands

We entered into an OEM agreement with Pengbai in August 2007, pursuant to which Pengbai agreed to manufacture refrigerators to be sold under our brand.

Pursuant to the OEM agreement, Guoying agreed to provide loans to Pengbai in amount of RMB 80 million (approximately $12.12 million) in four installments of RMB 20 million each from 2006 to 2010. Pengbai agreed to repay the loan by October 2017, with payments in four equal installments of RMB 20 million (approximately $2.9 million) beginning in October 2013. The loan is secured by all the assets of Pengbai and is interest free. Guoying actually loaned Pengbai RMB63 million (approximately $9.8 million) as of December 2009. In 2011 the agreement was terminated and Pengbai stopped manufacturing “Guoying” brand refrigerators in 2011. Pengbai has fully repaid us RMB 63 million by end of 2012.

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

China Economic News reported on December 9, 2010, the central government had increased the disposable income of the rural population by reducing the tax rate paid by farmers. We believe that this tax relief combined with continuing improvements in the power network, transportation, and communications in rural areas makes the rural market more accessible to home appliances and electronics.

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

To date we have funded our growth primarily from our working capital and below is a summary of approximately how much we have spent in the years 2012 and 2013  to achieve our growth strategies:

Growth Strategy	Spent in 2013	Estimate in 2014

Develop new company-owned stores	$-	242,362

Develop new exclusive franchise stores	$101,792	1,211,808

Develop new non-exclusive stores	$4,847	48,472

Raw Materials and Suppliers

Approximately 95% of the cost of sales is the purchase price of products.

Our principal suppliers of merchandise (over 10% of our supply amount) in 2013, in terms of cost to us, were:

Name of Supplier	Type of Products
Shenzhen Chuangwei RGB Electronics Sales Co., Anhui Branch	Chuangwei Television, Chigo Air Conditioner
Lu’an Zhongxing Commercial Trade Co. Ltd	Gree Air Conditioner
Lu’an Jin’an Shengfa Electronic Trading Co.	Longdi Small Domestic Appiances, Gree Air Conditioner, Chuangwei Television, Meiling Washing Machine

Our principal suppliers of merchandise in 2012, in terms of cost to us, were:

Name of Supplier	Type of Products
Guangdong Zhigao Air Conditioner Sales Co.	Air Conditioner
Lu An Zhong Zing Commercial Trade Co.	Televisions, refrigerators, air conditioners

Shenzhen Tongfang Multimedia Technology Company	LCD Televisions
Shenzhen Chuangwei RGB Electronics Sales Co., Anhui Branch	Televisions, refrigerators, washing machines, air conditioners
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

Employees

As of  December 31, 2013, Guoying had 66  full-time employees, including 12 management and supervisory personnel, 23 sales and marketing personnel and 6 after sale support personnel.

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

All of the products purchased by us during 2012 and 2013 were provided by nineteen vendors.  In 2013, with six major vendors, Lu’an Jin’an Shengfa Electric Appliance Co.(formerly known as Lu’An Zhongxing Trade Co.), Shenzhen Skyworth·RGB Electronics Co. Anhui Branch, Shenzhen Tongfang Multimedia Technology Co., Lu’an Weilaizhixing Sales Co., Ltd., Shanghai Shangling Electric Appliance Manufacturing Co., Ltd., and Ningbo Hailu Electric Appliance Co., Ltd.,  accounted for 36%, 10%, 7%, 6%, 6% and 5%, respectively, of our total purchases in 2013. In 2012,  with six major vendors, Guangdong Zhigao air conditioners Co., Lu’An Zhongxing Trade Co., Shenzhen Skyworth·RGB Electronics Co. Anhui Branch, Shenzhen Tongfang Multimedia Technology Co., Shanghai Shangling Electric Appliance Manufacturing Co., Ltd., and Shangdong Huangming Solar Power Sales Co. accounted for 14%, 13%, 12%, 12%, 12% and 10%, respectively, of our total purchases in 2012.  If any of vendors ceased doing business with us, we would experience significant reductions in our sales and income.

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

We closed a significant number of exclusive and non-exclusive stores, mainly during the fourth quarter of 2012 and third quarter of 2013, and we cannot assure you that we will be able to retain contracts with all or a substantial portion of our long-term stores or develop relationships with a significant number of stores in the future.

Our success depends in part upon retaining our contracts with exclusive and non-exclusive franchise stores. We face the risk of losing customers as a result of the expiration or termination of their contracts with us, or selection by our customers of other distributors and wholesalers of electronic consumer products of other brands. We generate a significant portion of our revenues from contracted exclusive and non-exclusive stores. Although we do not expect to terminate our contracts with a significant number of stores in 2013, we cannot assure you that we will be able to retain contracts with all or a substantial portion of our stores or develop relationships with a significant number of stores in the future.

We will have to change the name of one of the brands and stores which sell those products if our principal stockholder does not extend the license to use the name Guoying beyond December 31, 2014, which is likely to have a disruptive and materially adverse effect on our business.

We sell certain of our products under the brand Guoying under a trademark license granted by Hailong Liu, our Chairman, CEO and principal stockholder which expires at the end of 2014. If the license is not extended when it expires, we will have to rebrand the products we sell under the Guoying name and change the name and associated signage of our Guoying stores. The rebranding is likely to have a disruptive and materially adverse effect on our business.

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

As of  March 31, 2014, there were issued and outstanding (i) 16,775,113 shares of our Common Stock, and (ii) immediately exercisable warrants to purchase an aggregate of 2,903,528 shares of our Common Stock. We currently have obligations to register the resale of an aggregate of 2,623,178 shares of our Common Stock, including shares issuable upon exercise of warrants. Future sales of substantial amounts of our Common Stock in the trading market could adversely affect the market price of our Common Stock.

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

Name	Area (Square Meters)	Location	Landlord	Lease Commencement Date	Term (years)	Rent per Year ($)
Guangcai Big Market Lease (Guangcai Big Market Store)	528 1,166	Foziling West Road, Lu’an City, Anhui Province	Haibo Liu	October 30, 2008 Renewed April 1, 2011 Decided to renew on April 1, 2014	3 years 3 years	$3,315 $114,286
Haomen Garden Lease (Hao Men Store)		Hao Men Garden road, Lu’an city, Anhui province	Haibo Liu	June 2010 Renewed March 15, 2011, terminated on March 15, 2014 and no plan to renew	1 year 3 years subject to renewal	$10,794
Development Zone Warehouse Lease	1437.50	Development Zone, East of Jing Er Road, North of Foziling Road, Lu’An City, Anhui Province	Benjun Zhang Youbang Pharmaceuticals Co., Ltd.	April 1, 2010 Renewed April 1 2011 Renewed April 2013	1 year 2 years 2 years	$3,221 $21,905 $21,905
Wangpai Warehouse	808	Liu Fo Road, Lu’An City, Anhui province	Haibo Liu	Jan 2008 Renewed January 1, 2013	3 years 2 years	$1,026 $1,026

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

	High	Low
Fiscal Year 2012
First quarter	$0.07	$0.06
Second quarter	$0.11	$0.06
Third quarter	$0.12	$0.05
Fourth quarter	$0.06	$0.03

Fiscal Year 2013
First quarter	$0.16	$0.03
Second quarter	$0.14	$0.04
Third quarter	$0.10	$0.01
Fourth quarter	$0.10	$0.02

As of March 31, 2014, there were 16,775,113 shares of our Common Stock outstanding. Our shares of Common Stock are held by approximately 96 stockholders of record. The number of record holders was determined based on the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the audited consolidated financial statements of the Company for the fiscal years ended December 31, 2013 and 2012, and should be read in conjunction with such consolidated financial statements and related notes included in this annual report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this annual report.

Overview

China Electronics Holdings, Inc. (“CEHD Nevada” or the “Company”), formerly named Buyonate, Inc. and the public company, was incorporated in the State of Nevada on July 9, 2007. China Electronic Holdings, Inc (“CEH Delaware”) was organized on November 15, 2007 in Delaware as a development stage company. Lu’an Guoying Electronic Sales Co., Ltd., a domestic PRC corporation, (“Guoying”) was established on January 4, 2002 to engage in wholesale and retail of electronics consumer products to rural areas in An Hui province. Mr. Hailong Liu is the CEO and Chairman of Guoying. CEH Delaware owns 100% equity interest in CEH Nevada which owns 100% equity interest in Guoying. Mr. Hailong Liu is the CEO and Chairman of Guoying. In August 2012, Guoying and Mr. Hailing Liu contributed $945,054  (RMB 5,940,000) and $9,546 (RMB 60,000), representing 99% and 1% registered capital respective, to establish Lu’an Guoying Opto-Electronics Technology Co., Ltd. (“Opto-Electronics”). On June 29, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell its 99% ownership interest in its subsidiary Opto-Electronics for total consideration of $959,752 (RMB 5,940,000).

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

Results of Operations

Wholesale and Retail of Consumer Electronics Appliances

We operated 1 company-owned store as of December 31, 2013. We do not expect to open or close any company-owned stores in the next three months after December 31, 2013, respectively.

As of December 31, 2013, we have exclusive franchise agreements with 133 exclusive franchise stores operated under the Guoying brand name (the “Exclusive Franchise Stores”). We entered into franchise agreements with 93, 91 and 25 new exclusive franchise stores in 2011, 2012 and 2013, respectively. We terminated our exclusive franchise agreement with 233, 131 and 198 exclusive franchise stores in 2011, 2012 and 2013, respectively. Both our Company-owned stores and our exclusive franchise stores only sell merchandise that we provide as their exclusive wholesaler, and such merchandise includes Guoying branded products as well as products from major wholesalers and manufacturers, such as Sony, Samsung and LG. We expect to open 10 and close 0 exclusive franchise stores in the next three months after December 31, 2013, respectively.

As of December 31, 2013, we have non-exclusive franchise agreements with 16 stores (the “Non-Exclusive Franchise Stores”) to which we provide Guoying branded merchandise on a non-exclusive wholesale basis. We entered into franchise agreements with 1, 20 and 1 non-exclusive franchise stores in 2011, 2012 and 2013, respectively. We terminated our non-exclusive franchise agreements with 362, 198 and 161 non-exclusive franchise stores in 2011, 2012 and 2013, respectively. We do not expect to open or close any non-exclusive franchise stores in the next three months after December 31, 2013, respectively.

We currently target customers in county, township and villages (the third, fourth and fifth tiers of markets) in rural areas in Anhui Province of China. Our distribution and sales network currently covers twelve districts and counties in Anhui province, namely Shou County, Shu City, Jin An, Yu An, Huo Shan, Jinn Sai, HuoQiu, Gu Shi, Ye Ji, Fei West, Fei East, and Huai Nan Districts. We expect to expand (withdraw) our business to the following districts in the next twelve months after December 31, 2013.

In 2013, our Board decided to terminate our exclusive and non-exclusive franchise agreements with a number of stores in order to strengthen and grow the Company’s business after concluding that the rapid growth of the number of stores serviced by the Company and aggressive business expansion had caused deficiencies in the Company’s internal controls and management. The following criteria was used to determine which stores (“Disqualified Exclusive Stores” and “Disqualified Non-Exclusive Stores”) to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing and resulting in lower profit margins; and (iii) stores located remotely Lu An City that result in higher transportation and logistics expenses to us. During the year ended December 31, 2012, we closed 0 company-owned stores, terminated our contracts with 131 exclusive franchise stores, and terminated our contracts with 198 non-exclusive franchise stores.  During the year ended December 31, 2013, we closed 1 company-owned store, terminated our contracts with 206 exclusive franchise stores, and terminated our contracts with 159 non-exclusive franchise stores. We will continue to evaluate and decide if we need to terminate any more stores in the future.

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

In order to improve its cash flows from operations and working capital, the Company decided to redeploy its capital to meet the requirements of its business plan. In accordance with SFAS No. 144 (ASC 360-10), “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Company classified its logistics and transportation centers, which were still under construction, as a component of discontinued operations on June 30, 2013. Accordingly, the assets associated with the logistics and transportation centers have been classified as long-term assets held for sale in the consolidated balance sheets. The long-term assets held for sale included: a) construction in progress, b) advances for the construction of property and equipment, and c) land use rights the Company acquired through Pingqiao Industrial Park in Lu’an City.

On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an asset sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of $3,239,810 (RMB 20,000,000) to be paid in three installments of: a) $809,952 (RMB 5,000,000), b) $1,619,906 (RMB 10,000,000) and c) $809,952 (RMB 5,000,000) due December 31, 2013, 2014 and 2015, respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% monthly of the outstanding balance.  On December 26, 2013, the Company agreed Opto-Electronics' buyer Mr. Li Xiaoyu's request to extend the payment schedule. The first $809,952 (RMB 5,000,000) installment will be paid by May 2014.

The sales price of the 38,449 square meters land with land use rights certificate was appraised by an independent appraisal firm, Luan Century Price Evaluation Consultative Co., Ltd., on April 24, 2013. The appraisal firm concluded the fair market value of the 38,449 square meter portion of the land for which  the Company has received a land use rights certificate  with a term extending to l 2062 was $1,774,722 (RMB 11,073,378). The appraised value excluded the remaining 126,534 square meters of Pingqiao Land for which the Company has not received a land use rights certificate. Further, pursuant to Article 2 of the Sales Agreement, 1) Opto-Electronics is obligated to negotiate with the Yu An government to: a) obtain the land use rights certificate for  the remaining 126,534 square meters of land and b) pay to the Company the  agreed upon purchase price of the remaining land up to the amount which the Company has advanced to the Pingqiao Committee; and 2) upon completion of the logistics center by Opto-Electronics, the Company has a right of first refusal to lease the building at a favorable rent.

Constructions by the Company of its logistics center on the Pingqiao land resulted significant impairments due to the facts and circumstances that: a) the Company has decided to discontinue and sell its Opto-Electronics subsidiary,  b) the construction caused a current period operating loss and negative cash flow  combined with a history of such losses in the prior periods, c) a significant decrease in the market price of constructions in progress.

The Company assessed its long-term assets held for sale associated with the logistics and transportation centers based on above mentioned events and circumstances and determined that a write-down was necessary because the sales price of the long-term assets held for sale was significantly less than their carrying value. For the year ended December 31, 2013, the Company has recorded a $31,134,887 impairment loss in the consolidated statements of operations and comprehensive income.

The Company’s business strategy has been to become a significant retailer and wholesaler of consumer electronics and appliances to rural markets in China with a goal of having a national distribution network throughout China. The Company’s decision to discontinue and sell  its Opto subsidiary and its logistics business on the Pingqiao land reflects its belief that:  a) The industry in which  Opto-Electronics was to compete has become more competitive and less profitable; b) the Company would like to continue using its working capital to focus on developing its wholesale and retail business;  c) the Company does not have sufficient capital to complete the construction of its logistics facility.

Year ended December 31, 2013 Compared with Year ended December 31, 2012

Revenues

Our net revenue for the year ended December 31, 2013 was $26,211,901, a decrease of 54.9%, or $31,870,996, from $58,082,897 for the year ended December 31, 2012.

For the year ended December 31, 2013, net revenue from exclusive franchise stores was $20,968,736, a decrease of 38.8%, or $13,287,961, from $34,256,697 for the year ended December 31, 2012. There were 133 exclusive franchise stores as of December 31, 2013, compared to the 306 exclusive franchise stores as of December 31, 2012. The Company entered into franchise agreements with 25 exclusive stores and terminated its agreement with 198 exclusive stores in 2013. The decreased revenue is because of decreased number of exclusive stores and decreased sales from some product lines due to less demand and more competition.

For the year ended December 31, 2013, net revenue from non-exclusive stores was $1,917,498, a decrease of 88.1%, or $14,229,614, from $16,147,112 for the year ended December 31, 2012. There were 16 non-exclusive stores as of December 31, 2013, compared to the 176 non-exclusive stores as of December 31, 2012. The Company entered into a non-exclusive franchise agreement with 1 non-exclusive stores and terminated its agreement with 161 non-exclusive stores in 2013. The decreased revenue is because of decreased number of exclusive stores and decreased sales from some product lines due to less demand and more competition.

For the year ended December 31, 2013, net revenue from company owned stores was $3,325,667, a decrease of 56.7%, or $4,353,421, from $7,679,088  for the year ended December 31, 2012. The decreased revenue from company-owned stores was mainly because of decreased sales from some product lines due to less demand and more competition.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the years ended December 31, 2013 and 2012 are as follows:

Year-Ended 12/31/2012	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$16,147,112	$34,256,697	$7,679,088	$58,082,897
Cost of Sales	$14,940,751	$31,656,380	$6,883,229	$53,480,360
Gross Profit	$1,206,361	$2,600,317	$795,859	$4,602,537

Year-Ended 12/31/2013	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$1,917,498	$20,968,736	$3,325,667	$26,211,901
Cost of Sales	$1,776,574	$19,373,992	$3,011,869	$24,162,435
Gross Profit	$140,924	$1,594,744	$313,798	$2,049,466

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2012 and that have been in continuous operation as of December 31, 2013 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2012 or 2013. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in 2012 and 2013, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$923,405	$1,231,747	$(308,342)	(25)%
Exclusive Franchise Stores	$9,192,965	$7,663,304	$1,529,661	20%
Company-Owned Stores	$3,011,236	$7,098,990	$(4,087,754)	(58)%
Total	$13,127,606	$15,994,041	$(2,866,435)	(18)%

The primary reason for the decrease in Same Stores Sales was the decrease in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”), and decrease in sales from company-owned stores (“Same Company-Owned Stores”), offset by increase in sales from exclusive stores (“Same Exclusive Franchise Stores”). The increase in our sales in Same Exclusive Franchise stores is a result of better promotion during the year ended December 31, 2013 compared to the same period last year. The decrease of sales in Non-exclusive franchise stores and decrease in sales in Company-Owned stores are due to less demand and more competition. The Company estimates that the sales from same stores will amount to approximately $ 3.6 million during the three months ended March 31, 2014.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Number of Same Stores	Year-Ended 12/31/2013	Year-Ended 12/31/2012
Non-Exclusive Franchise Stores	13	13
Exclusive Franchise Stores	64	64
Company-Owned Stores	1	1

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$71,031	$94,750	$(23,719)	(25)%
Exclusive Franchise Stores	$143,640	$119,739	$23,901	20%
Company-Owned Stores	$3,011,236	$7,098,990	$(4,087,754)	(58)%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened or with which we entered into a franchise agreement in either 2013 or 2012 that are in existence under normal business operations as of December 31, 2013 and excluding stores that closed in 2013 or 2012 (“New Stores”). New Store Sales are defined as sales from the New Stores. 2012 New Store Sales refer to the sales from New Stores opened or with which we entered into a franchise agreement in 2012 and not closed in 2013. 2013 New Store Sales refer to the sales generated in 2013 from both New Stores opened or with which we entered into a franchise agreement in 2012 and 2013 that have not closed as of the end of December 31, 2013.

New Stores Sales operating in 2012 and 2013, and the increase experiences at a percentage are as follows:

New Store Sales	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$413,955	$154,377	$259,578	168%
Exclusive Franchise Stores	$8,145,958	$4,029,056	$4,116,902	102%
Company-Owned Stores	$-	$-	$-	-%
Total	$8,559,913	$4,183,433	$4,376,480	105%

The primary reason for the increase in New Stores Sales was the increase of sales from new exclusive franchise stores (the “New Exclusive Franchise Stores”), the increase in sales from new Non-Exclusive franchise stores (the “New Non-Exclusive Franchise Stores). The increase of sales from New Non-Exclusive Franchise Stores is due to there are 1 more New Non-exclusive Franchise Stores as of December 31, 2013 compared to December 31, 2012 and due to increased average per-store sales for New Non-Exclusive Franchise Stores. The increase of sales from exclusive stores is because there are 116 New Exclusive Franchise Stores as of December 31, 2013 compared to 91 as of December 31, 2012 and due to increased average per-store sales for New Exclusive Stores. The Company estimates that the sales from new stores will amount to approximately $820,000  during the next three months ended March 31, 2014.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

Number of New Stores	Year-Ended 12/31/2013	Year-Ended 12/31/2012
Non-Exclusive Franchise Stores	3	3
Exclusive Franchise Stores	69	69
Company-Owned Stores	-	-

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$137,985	$51,459	$86,526	168%
Exclusive Franchise Stores	$118,057	$58,392	$59,665	102%
Company-Owned Stores	$-	$-	$-	-%

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

Closed Store Sales in 2012 and 2013, and the change experienced as a percentage are as follows:

Closed Store Sales	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$580,138	$14,760,988	$(14,180,850)	(96)%
Exclusive Franchise Stores	$3,629,813	$22,564,336	$(18,934,523)	(84)%
Company-Owned Stores	$314,431	$580,099	$(265,668)	(46)%
Total	$4,524,382	$37,905,423	$(33,381,041)	(88)%

The decrease in Closed Store Sales results from the fact that Stores whose franchise agreements were terminated or which closed in 2012 generated no sales for the Company in the year ended December 31, 2013. The Company resolved to close (i) exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) stores that sold brands of merchandise not supplied by us. The Company estimates that the sales from closed stores will amount to $820,000 during the next three months ended March 31, 2014.
The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Number of Closed Stores	Year-Ended 12/31/2013	Year-Ended 3/31/202
Non-Exclusive Franchise Stores	161	161
Exclusive Franchise Stores	226	226
Company-Owned Stores	1	1

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$3,603	$91,683	$(88,080)	(96)%
Exclusive Franchise Stores	$16,061	$99,842	$(83,781)	(84)%
Company-Owned Stores	$314,431	$580,099	$(265,668)	(46)%

Other information

The following is a summary of revenue by product line for the years ended December 31, 2013 and 2012:

	Year-Ended 12/31/2013	Year-Ended 12/31/2012
Solar Power Products	$2,588,128	$8,010,810
Air Conditioner	$9,477,767	$21,816,999
Refrigerator	$2,364,418	$7,412,664
TV	$7,297,974	$17,044,581
Washer	$2,238,456	$2,911,735
Others	$2,245,158	$886,108
Total	$26,211,901	$58,082,897

The decrease of revenue for the year ended December 31, 2013 compared to the same period last year is mainly due to the decreased sales from Solar-powered products, Air-conditioners, Refrigerators and TV.

Solar-powered products sales decreased by 5,422,682, or 67.7%, from $8,010,810 in the year ended December 31, 2012 to $2,588,128 in the same period in 2013. The decrease is mainly due to decreased solar-powered products sales of Huayang Brand. The decrease is due to increased market competition of solar-powered products, fulfilled market, and Huayang’s failure to increase its sales in the market. The Company predicts that the market demand will keep decreasing and that the sales of solar products will amount to approximately $574,000 in the three months ended March 31, 2014.

Air-conditioners sales decreased by $12,339,232, or 56.6%, from $21,816,999 in the year ended December 31, 2012 to $9,477,767 in the same period in 2013. The decrease is due to more competition, especially from Internet sales providers. The Company predicts that the market demand will keep decreasing and that the sales of air-conditioners products will amount to approximately $1,148,000 in the three months ended March 31, 2014.

Refrigerators sales decreased by $5,048,246, or 68.1%, from $7,412,664 in the year ended December 31, 2012 to $2,364,418 in the same period in 2013. The decrease is due to more competition, especially from Internet sales providers. The Company predicts that the market demand will keep decreasing and that the sales of refrigerators products will amount to approximately $410,000 in the three months ended March 31, 2014.

TV sales decreased by $9,746,607, or 57.2%, from $17,044,581 in the year ended December 31, 2012 to $7,297,974 in the same period in 2013. The decrease is due to more competition, especially from Internet sales providers. The Company predicts that the market demand will keep decreasing and that the sales of TV products will amount to approximately $410,000 in the three months ended March 31, 2014.

The decrease of these products are due to decreased demand and increased competition, especially from Internet sales providers.

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2013 was $24,162,435, a decrease of $29,317,925, or 54.8%, compared to $53,480,360 for the year ended December 31, 2012. The decrease was mainly due to the decrease in sales.

	Year-Ended 12/31/2013	Year-Ended 12/31/2012

Cost of goods sold from non-exclusive stores	$1,776,574	$14,940,751
Cost of goods sold from exclusive franchise stores	19,373,992	31,656,380
Cost of goods sold from company-owned stores	3,011,869	6,883,229
Cost of goods sold	$24,162,435	$53,480,360

For the year ended December 31, 2013, cost of goods sold from non-exclusive stores was $1,776,574, a decrease of 88.1%, or $13,164,177, from $14,940,751 for the year ended December 31, 2012. The decrease was in line with the decrease in sales from non-exclusive stores.

For the year ended December 31, 2013, cost of goods sold from company-owned stores was $3,011,869, a decrease of 56.2%, or $3,871,360, from $6,883,229 for the year ended December 31, 2012. The decrease was in line with the decrease in sales from company-owned stores.

For the year ended December 31, 2013, cost of goods sold from exclusive franchise stores was $19,373,992, a decrease of 38.8%, or $12,282,388, from $31,656,380 for the year ended December 31, 2012. The decrease was in line with the decrease in sales from exclusive stores.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$852,934	$1,136,959	$(284,025)	(25)%
Exclusive Franchise Stores	$8,272,588	$7,098,807	$1,173,781	17%
Company-Owned Stores	$2,725,356	$6,356,524	$(3,631,168)	(57)%
Total	$11,850,878	$14,592,290	$(2,741,412)	(19)%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$65,610	$87,458	$(21,848)	(25)%
Exclusive Franchise Stores	$129,259	$110,919	$18,340	17%
Company-Owned Stores	$2,725,356	$6,356,524	$(3,631,168)	(57)%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$389,380	$141,924	$247,456	174%
Exclusive Franchise Stores	$7,755,264	$3,696,208	$4,059,056	110%
Company-Owned Stores	$-	$-	$-	-%
Total	$8,144,644	$3,838,132	$4,306,512	112%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$129,793	$47,308	$82,485	174%
Exclusive Franchise Stores	$112,395	$53,568	$58,827	110%
Company-Owned Stores	$-	$-	$-	-%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$534,259	$13,661,868	$(13,127,610)	(96)%
Exclusive Franchise Stores	$3,346,140	$20,861,365	$(17,515,225)	(84)%
Company-Owned Stores	$286,513	$526,705	$(240,192)	(46)%
Total	$4,166,912	$35,049,939	$(30,883,027)	(88)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$3,318	$85,924	$(81,538)	(96)%
Exclusive Franchise Stores	$14,806	$89,151	$(77,501)	(84)%
Company-Owned Stores	$286,513	$526,705	$(240,192)	(46)%

Other information

The following is a summary of cost of goods sold by product line for the years ended December 31, 2013 and 2012:

	Year-Ended 12/31/2013	Year-Ended 12/31/2012
Solar Power Products	$2,396,139	$7,445,248
Air Conditioner	$8,705,677	$19,997,169
Refrigerator	$2,171,898	$6,834,769
TV	$6,745,057	$15,707,324
Washer	$2,049,256	$2,679,246
Others	$2,094,408	$816,604
Total	$24,162,435	$53,480,360

Gross Profit

Gross profit for the year ended December 31, 2013 was $2,049,466, a decrease of $2,553,071, or approximately 55.5%, compared to $4,602,537 for the year ended December 31, 2012.

For the year ended December 31, 2013, gross profit for non-exclusive stores was $140,924, a decrease of 88.3%, or $1,065,437, from $1,206,361 for the year ended December 31, 2012. The decrease was mainly due to the decreased sales from non-exclusive stores.

For the year ended December 31, 2013, gross profit for exclusive franchise stores was $1,594,744, a decrease of 38.7%, or $1,005,573, from $2,600,317 for the year ended December 31, 2012. The decrease was mainly due to the decreased sales from exclusive franchise stores.

For the year ended December 31, 2013, gross profit for company-owned stores was $313,798, a decrease of 60.6%, or $482,061, from $795,859 for the year ended December 31, 2012. The decrease was mainly due to decreased sales from company-owned stores.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$70,471)	$94,788	$(24,317)	(26)%
Exclusive Franchise Stores	$920,377	$564,497	$355,880	63%
Company-Owned Stores	$285,880	$742,466	$(456,586)	(61)%
Total	$1,276,728	$1,401,751	$(125,023)	(9)%

The average gross profit per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$5,421	$7,291	$(1,870)	(26)%
Exclusive Franchise Stores	$14,381	$8,820	$5,561	63%
Company-Owned Stores	$285,880	$742,466	$(456,586)	(61)%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$24,575	$12,453	$12,122	97%
Exclusive Franchise Stores	$390,694	$332,848	$57,846	17%
Company-Owned Stores	$-	$-	$-	-%
Total	$415,269	$345,301	$69,968	20%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$8,192	$4,151	$4,041	97%
Exclusive Franchise Stores	$5,662	$4,824	$838	17%
Company-Owned Stores	$-	$-	$-	-%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$45,879	$1,099,119	$(1,053,240)	(96)%
Exclusive Franchise Stores	$283,673	$1,702,971	$(1,419,298)	(83)%
Company-Owned Stores	$27,918	$53,394	$(25,476)	(48)%
Total	$357,470	$2,855,484	$(2,498,014)	(87)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Year-Ended 12/31/2013	Year-Ended 12/31/2012	Difference	Change
Non-Exclusive Franchise Stores	$285	$6,827	$(6,542)	(96)%
Exclusive Franchise Stores	$1,255	$7,535	$(6,280)	(83)%
Company-Owned Stores	$27,918	$53,394	$(25,476)	(48)%

Other information

The following is a summary of gross profit by product line for the years ended December 31, 2013 and 2012:

	Year-Ended 12/31/2013	Year-Ended 12/31/2012
Solar Power Products	$191,989	$565,562
Air Conditioner	$772,090	$1,819,830
Refrigerator	$192,520	$577,895
TV	$552,917	$1,337257
Washer	$189,200	$232,489
Others	$150,750	$65,504
Total	$2,049,466	$4,602,537

Gross Profit Rate

Gross profit rate for the year ended December 31, 2013 was 7.82%, a decrease of approximately 0.10%, compared to 7.92% for the year ended December 31, 2012. The decrease of gross profit rate is because the change of product portfolios in our sales during the year ended December 31, 2013 compared to the same period last year. The Company continues to improve managing its sales network as well as products offered, which continuously requires us to review pricing on existing products and existing sales channels. We expect that our pricing strategies will continue to evolve to market conditions and expect improvements to have a marginalizing effect on the noted increase in gross profit rates at exclusive franchise stores as changes in product offerings mature along with their related pricing strategies.

For the year ended December 31, 2013, gross profit rate for exclusive franchise stores was 7.61%, an increase of 0.02% compared to 7.59% for the year ended December 31, 2012. The increase of gross profit rate is because the change of product portfolios in our sales during the year ended December 31, 2013 compared to the same period last year.

For the year ended December 31, 2013, gross profit rate for non-exclusive stores was 7.35%, a decrease of 0.12%, compared to 7.47% for the year ended December 31, 2012. The decrease of gross profit rate is because the change of product mix in our sales during the year ended December 31, 2013 compared to the same period last year.

For the year ended December 31, 2013, gross profit rate for company-owned stores was 9.44%, a decrease of 0.92%, compared to 10.36% for the year ended December 31, 2012.

Operating Expenses

Operating expenses for the year ended December 31, 2013 were $7,336,920, an increase of $812,704, or 12.5%, from $6,524,216 for the year ended December 31, 2012.

Selling expenses for the year ended December 31, 2013 were $2,953,662, an increase of $866,874, or 41.5%, from $2,086,788 for the year ended December 31, 2012. The increase of selling expensesis primarily due to the increase of marketing and promotion expenses.

General and administrative expenses for the year ended December 31, 2013 were $2,197,117, a decrease of $772,792, or 26.0%, from $2,969,909 for year ended December 31, 2012. The decrease is mainly due to the decrease of overhead expenses related to drop of sales.

During the years ended December 31, 2013 and 2012, bad debt allowance for  receivable in the amounts  of $1,756,405 and $3,323,745 were recorded as operating expenses.

During the years ended December 31, 2013 and 2012, recovery of debt expenses of $1,513,706 and $1,856,226 were recorded as a reduction of operating expenses.

In October 2013, during the rainy season, our warehouse was leaking. Some of our inventories were damaged. In order to promote the sales of those malfunction items, the Company sold them in discount. The price difference between the product cost and fair market value was $1,891,388 (RMB 11,564, 893). At December 31, 2013, we did conclude that certain slow movement inventories in the amount of $52,054 (RMB 318,281) should be written down as obsolete products. Total $1,943,442 inventory loss of lower cost or market value was recorded under operating expenses for the year ended December 31, 2013.

Net Operating Loss

Our net operating loss for the year ended December 31, 2013 was $5,287,453, an increase of $3,365,775, or 175.1%, from $1,921,679 for the same period in 2012. The increase was mainly due to the decrease of sales and gross profit and the increase of operating expenses.

Other Income (Expense)

Our net other expense for the year ended December 31, 2013 was $31,090,759 , an increase of $31,911,385, or 3,888.7%, from net other income $820,626for the same period in 2012. The increase of other expense was mainly due to increase in impairment loss for long-term assets held for sale of $31,134,887 during the year ended December 31, 2013.

Provision for Income Taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax and VAT benefit approval to Guoying on September 2, 2007 providing that Guoying was eligible to enjoy a reduced tax rate valid from October 1, 2007 until December 31, 2010. On January 10, 2011, the State Tax Bureau of Lu’an City has renewed the term of tax benefit approval until December 31, 2013. However, according to the approval, Guoying has an option to pay more tax per year at its discretion. Therefore, currently, Guoying is charged at a fixed annual amount of reduced tax rate of no less than RMB 7,500 per year that changes to cover all types of taxes including income tax and VAT. There were no significant book and tax basis differences. On January 1, 2014, the State Tax Bureau of Lu'an City renewed the term of tax benefit approval. Pursuant to the renewal approval, Guoying will continue to enjoy the same tax benefits until December 31, 2017.

Net Income (Loss) Attributable to China Electronics Holdings, Inc.

Our net loss attributable to China Electronics Holdings, Inc. for the year ended December 31, 2013 was $36,378,221, an increase of $35,276,880, or 3203.1%, from net loss attributable to China Electronics Holdings, Inc. of $1,101,341 for the same period in 2012. The increase was mainly due to impairment loss for long-term assets held for sale during the year ended December 31, 2013.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2013 or during the year ended December 31, 2012 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $26,269, an increase of $16,804 from $9,465 as of December 31, 2012. We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	December 31, 2013	December 31, 2012
Net cash provided by/(used in) operating activities	$1,681,464	$(4,574,235)
Net cash provided by/ (used in) investing activities	(2,123)	2,493,891
Net cash provided by/ (used in ) provided by financing activities	(1,936,786)	1,904,771
Effect of rate changes on cash	274,220	13,200
Increase in cash and cash equivalents	16,804	(162,373)
Cash and cash equivalents, beginning of periods	9,465	171,838
Cash and cash equivalents, end of periods	$26,269	$9,465

Net cash provided by operating activities was $1,681,464 for the year ended December 31, 2013, compared to net cash used in  operating activities of $4,574,235 for the year ended December 31, 2012, an increase of $6,255,728. The increase of net cash provided by operating activities was primarily due to the significant decrease of advance to suppliers for purchase deposit of inventories.

On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an assets sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of $3,231,488 (RMB 20,000,000). Three installments in the amounts of: a) $807,872 (RMB 5,000,000), b) $1,615,744 (RMB 10,000,000) and c) $807,872 (RMB 5,000,000) are due by the ends of December 31, 2013, 2014 and 2015, respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% of the outstanding balance monthly. On December 26, 2013, the Company agreed Opto-Electronics' buyer Mr. Li Xiaoyu's request to extend the payment schedule. The first $809,952 (RMB 5,000,000) installment will be paid by  May 2014.

The sales price of the 38,449 square meters land with land use rights certificate was appraised by an independent appraisal firm, Luan Century Price Evaluation Consultative Co., Ltd., on April 24, 2013. The appraisal firm concluded the fair market value of the 38,449 square meter portion of the land for which  the Company has received a land use rights certificate  was $1,774,722 (RMB 11,073,378). The appraised value excluded the remaining 126,534 square meters of Pingqiao Land for which the Company has not received a land use rights certificate. Further, pursuant to Article 2 of the Sales Agreement, 1) Opto-Electronics is obligated to negotiate with the Yu An government to: a) obtain the land use rights certificate for  the remaining 126,534 square meters of land and b) pay to the Company the  agreed upon purchase price of the remaining land up to the amount which the Company has advanced to the Pingqiao Committee; and 2) upon completion of the logistics center by Opto-Electronics, the Company has a right of first refusal to lease the building at a favorable rent.

Growth Strategies

We funded our growth strategy from our working capital and below are a summary of approximately how much we have spent in year 2013 and estimates for 2014 to achieve our growth strategies:

Growth Strategies	Spent in 2013	Estimate in 2014

Develop new company-owned stores	$-	242,362

Develop new exclusive franchise stores	$101,792	1,211,808

Develop new non-exclusive stores	$4,847	48,472

Investing Activities

Net cash used in investing activities was $2,123 for the year ended December 31, 2013, compared $2,493,891provided by investing activities for the year ended December 31, 2012, a decrease of $2,496,014, or 100%. The decrease of net cash provided by investing activities was primarily because we collected $4.7 million proceeds from the cancellation of intangible assets purchase in the year ended December 31, 2012. The Company estimates that it will spend $5,000 and $0 on acquisition of property, and equipment and construction in progress for the next three months ended March 31, 2014.

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

Financing Activities

Net cash used in financing activities was $1,936,786 for the year ended December 31, 2013, compared to $1,904,771 provided by for the year ended December 31, 2012. The decrease was mainly because we settled $3.2 million bank loans in the year 2013. The Company estimates that it will borrow (return) $1.3 million and return $0 additional loans for the next three months ended March 31, 2014.

Inflation and Changing Prices

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Fluctuations in inflation in China compared to inflation in the U.S. is likely to result in fluctuations in the exchange rate between U.S. dollars and RMB, which will in turn affect our financial position and results of operations.

Contractual Obligations

Our significant contractual obligations are as follows:

The Company incurred rent expenses of $182,020 and $160,349 for the years ended December 31, 2013 and 2012, respectively.

The lease expenses for the next five years are estimated to be as follows:

2014	$55,382
2015	5,642
2016	-
2017	-
2018	-
Total	$61,024

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

Payments received before all of the relevant criteria for revenue recognition satisfied are recorded as unearned revenue. Unearned revenue amounted to $0 and $430,833 as of December 31, 2013 and December 31, 2012, respectively.

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

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging initial franchise fee, continuing fee and royalty to exclusive franchise stores. As such, total franchise fees for the year period ended December 31, 2013 and 2012 were $0.

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

As of December 31, 2013, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief  Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013.  The Company does not have a Chief  Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

As of December 31, 2013, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting described in “ Internal Control—Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Based on this assessment, management determined that as of December 31, 2013, the Company’s internal controls over financial reporting were not effective.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff  with accounting and financial expertise in US GAAP reporting. Instead, the Company relies on the expertise and knowledge of external financial advisors in US GAAP conversion who helped prepare and review the consolidated financial statements. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There also are certain deficiencies in the design or operation of the Company’s internal control over financial reporting that may be considered to be “material weaknesses.”

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

Except as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the last quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Director Compensation

The Company did not have any non-executive directors during 2013. The Company does not pay any compensation to its non-officer directors.

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

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hailong Liu,	2013	$161,812							$161,812
Chairman, President, CEO and CFO	2012	$48,530	—	—	—	—	—	—	$48,530

 Equity Compensation Plans

The Company does not have any equity compensation plans.

Employment Agreements

We have not entered into employment agreements with any of our officers or other key employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Common Stock as of March 31, 2014 (i) by each person who is known by us to beneficially own more than 5% of our Common Stock; (ii) by each of the officers and directors of the Company and (iii) by all of officers and directors of the Company as a group. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC” or the “Commission”) and generally includes voting or investment power with respect to securities. The percent of class has also been determined in accordance with rules of the Commission. For purposes of computing such percentage, as of March 31, 2014, there were 16,775,113 shares of our Common Stock outstanding. Unless otherwise provided, the address of each person is G-8, Guangcai Big Market, Foziling West Road, Lu’An City, Anhui Province, 237001.

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

(2)   Ms. Sherry Li is the nominee shareholder on behalf of Mr. Hailong Liu. Pursuant to that certain Call Option Agreement between Ms. Sherry Li and Hailong Liu, Hailong Liu has been granted an option to purchase from Ms. Li for $0.0001 per share, up to 11,556,288 shares of our Common Stock held by Ms. Li. As of March 31, 2014,
11,556,288 Option Shares have been assigned to Mr. Liu from Sherry Li.

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

We entered into a lease agreement with Mr. Haibo Liu on January 1, 2008 to rent Wangpai warehouse of 808 square meters located in Liu Fo Road to storage Huangming solar products. The term of the lease is from 2008 to 2011 and the rent is RMB 6, 464 per year (RMB 8 per square meters).The Company has renewed the lease with Mr. Haibo Liu and the term is from January 1, 2013 to December 31, 2014.

We currently lease for our two company-owned stores. We entered into a lease agreement with Mr. Haibo Liu to rent first floor for our Guangcai Big Market Store on October 30, 2008 for 3 years until 2011 at a rent of RMB 20, 882 per year. We renewed the lease to rent all four floors for our Guangcai Big Market Store on April 1, 2011 for another 3 years until 2014 subject to renewal at a rent of RMB 720,000 per year.  We entered into a lease agreement with Mr. Haibo Liu in 2010 for our Hao Men store for one year and renewed our lease on March 15, 2011 for another 3 years until 2014 subject to renewal at a rent of RMB 68,000 per year.The Company decides to renew the lease on April 1, 2014.

We entered into a loan agreement with the CEO on August 28, 2012 in amount of $838,865 for operating advances and the loan carried an annual 10% interest rate, collateralized with the CEO's personal property.  The loan was to mature on May 27, 2013. As of December 31, 2013, our CEO has repaid this loan to the Company.

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

At December 31, 2012, the Company has fully reserved an allowance for the balance of related party receivable from Senyuan due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company. On November 30, 2013, Shenyuan fully prepaid the loan to the Company. The Company then used the payment to settle the rent with Yumin Village. The collection of Shenyuan's loan has been recorded as a reduction of operating expense in the consolidated statements of operations and comprehensive income.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2013 and 2012 by its independent registered public accounting firm, UltraCPA LLP and Kabani & Company, Inc.  respectively.

	Fiscal Year Ended December 31,
	2013		2012
Audit Fees (1)		$56,000		$110,000
Audit-Related Fees
Total Audit and Audit-Related Fees	$		$
Tax Fees
All Other Fees
Total		$56,000		$110,000
______
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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements beginning on page F-1 are filed as a part of this report.

(b)	See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

CHINA ELECTRONICS HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2-F3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations and Comprehensive Income	F-5

Consolidated Statements of Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-31

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Electronics Holdings, Inc.

We have audited the accompanying consolidated balance sheet of China Electronics Holdings, Inc. as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Electronics Holdings, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has incurred substantial losses and has an accumulated deficit, all of which raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UltraCPA LLP

Millbrae, California
March 31, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Electronics Holdings, Inc. and Subsidiaries

We have audited the accompanying balance sheets of China Electronics Holdings, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related statements of income, stockholders' equity, and cash flows for the two years period ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Electronics Holdings, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the two years period ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in note 21, the Company restated its financial statements for the year ended December 31, 2012.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California
April 16, 2013 except for note 6, 8 and 21 which are as of May 22, 2013

CHINA ELECTRONICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

		12/31/2013	12/31/2012
Assets	Note
Current assets
Cash and cash equivalents	2E	$26,269	$9,465
Accounts receivable, net	2F, 3	1,099,118	2,331,713
Other receivable	4	3,544,942	593,850
Related party receivable	5	-	642,000
Inventory	2G	5,449,341	956,779
Advance to suppliers	2H, 6	7,432,827	17,532,739
Prepaid expenses		226,204	-
Total current assets		17,778,701	22,066,546

Non-current assets
Property, plant and equipment, net	2I, 7	57,890	342,705
Construction in progress	2K	-	8,196,005
Intangible assets, net	2J, 8	-	15,381,250
Advance	2H, 6	-	13,954,191
Security deposit		32,315	-
Total non-current assets		90,205	37,874,151

Total Assets		$17,868,906	$59,940,697

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Bank loans	9	$-	$1,605,000
Accounts payable and accrued expenses	10	203,316	224,884
Taxes payable		-	103
Other payable	11	54,144	3,512,045
Related party payable	5	-	964,156
Unearned revenue		-	430,833
Total current liabilities		257,460	6,737,021

Total Liabilities		$257,460	$6,737,021

		12/31/2013	12/31/2012
Stockholders’ Equity	Note
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2013 and 2012 respectively	12	$-	$-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares issued and outstanding as of December 31, 2013 and 2012 respectively	12	1,678	1,678
Additional paid-in capital		15,341,710	15,341,710
Statutory reserve	2W	3,849,684	3,849,684
Retained earnings/(accumulated deficit)		(6,768,251)	29,609,970
Accumulated other comprehensive income	2X	5,186,625	4,391,004
Total Stockholders’ Equity		17,611,446	53,194,046
Non-controlling interest		-	9,630
Total Equity		17,611,446	53,203,676

Total Liabilities and Stockholders’ Equity		$17,868,906	$59,940,697

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ELECTRONICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Sales revenue	Note	2013	2012
Revenue from exclusive franchise stores		$20,968,736	$34,256,697
Revenue from non-exclusive franchise stores		1,917,498	16,147,112
Revenue from company owned stores		3,325,667	7,679,088
Sales revenue	2M	26,211,901	58,082,897
Cost of goods sold
Cost from exclusive franchise stores		19,373,992	31,656,380
Cost from non-exclusive franchise stores		1,776,574	14,940,751
Cost from company owned stores		3,011,869	6,883,229
Cost of goods sold	2N	24,162,435	53,480,360
Gross profit		2,049,466	4,602,537

Operating expenses
Selling expenses	2O	2,953,662	2,086,788
General and administrative expenses	2P	2,197,117	2,969,909
Bad debt allowance for accounts receivable		1,756,405	-
Bad debt allowance for other receivable		-	2,214,245
Bad debt recovery for accounts receivable		(368,886)	(1,856,226)
Bad debt allowance/(recovery) for due from related party		(1,144,820)	1,109,500
Inventory loss of lower cost or net realizable value		1,943,442	-
Total operating expenses		7,336,920	6,524,216
Operating loss		(5,287,454)	(1,921,679)

Other income/(expenses)
Other income		2,383	917,359
Other expense		(1,325)	(203,865)
Interest income		480,109	107,132
Interest expense		(165,783)	-
Impairment loss for plant and equipment	2K	(271,256)	-
Impairment loss for long-term assets held for sale	2K	(31,134,887)	-
Total other income/(expenses)		(31,090,759)	820,626

Loss from continued operation before income taxes		(36,378,213)	(1,101,053)
Provision for income taxes	2S, 14	-	288
Loss from discontinued operation, net of tax	17	(8)	-
Net loss		$(36,378,221)	$(1,101,341)
Other comprehensive income	2X
Foreign currency adjustment		795,621	1,044,003
Comprehensive income		$(35,582,600)	$(57,338)

Earnings per share	2V,16
- Basic: - Net Loss		$(2.17)	$(0.07)
- Loss from continued operation		(2.17)	(0.07)
- Loss from discontinued operation		-	-
- Diluted : - Net loss		$(2.17)	$(0.07)
- Loss from continued operation		(2.17)	(0.07)
- Loss from discontinued operation		-	-
Weighted average shares outstanding
- Basic		16,775,113	16,775,113
- Diluted		16,775,113	16,775,113

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ELECTRONICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Retained	Accumulated
	Number		Additional		Earnings	Other		Non-
	Of	Common	Paid in	Statutory	(Accumulated	Comprehensive		controlling
	Shares	Stock	Capital	Reserve	Deficit)	Income	Total	Interest
Balance at January 1, 2012	16,775,113	$1,678	$15,341,710	$3,958,981	$30,602,014	$3,347,001	$53,251,385	$-
Net income	-	-	-	-	(1,101,341)	-	(1,101,341)	-
Appropriations of retained earnings	-	-	-	(109,297)	109,297	-	-	-
Share issuance of subsidiary	-	-	-	-	-	-	-	9,630
Foreign currency translation adjustment	-	-	-	-	-	1,044,003	1,044,003	-
Balance at December 31, 2012	16,775,113	$1,678	$15,341,710	$3,849,684	$29,609,970	$4,391,004	$53,194,046	$9,630

Balance at January 01, 2013	16,775,113	$1,678	$15,341,710	$3,849,684	$29,609,970	$4,391,004	$53,194,046	$9,630
Net income	-	-	-	-	(36,378,221)	-	(36,378,221)	-
Appropriations of retained earnings	-	-	-	-	-	-	-	-
Discontinued operations of subsidiary	-	-	-	-	-	-	-	(9,630)
Foreign currency translation adjustment	-	-	-	-	-	795,621	795,621	-
Balance at December 31, 2013	16,775,113	$1,678	$15,341,710	$3,849,684	$(6,768,251)	$5,186,625	$17,611,446	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ELECTRONICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Net Loss	$(36,378,221)	$(1,101,341)
Adjustments to reconcile net income to net cash from operations:
Bad debt provision	1,756,405	1,467,519
Impairment loss for plant and equipment	271,256	1,048
Impairment loss for long-term assets held for sale	31,134,887	-
Inventory loss of lower cost or net realizable value	1,943,442	-
Amortization and depreciation	294,081	705,585
Changes in operating assets and liabilities:
Accounts and other receivables	(203,988)	5,211,651
Inventories	(6,436,004)	868,626
Advance to suppliers	10,099,912	(10,767,133)
Prepaid expenses	(226,204)	-
Accounts payables and accruals	(143,240)	(1,385,656)
Unearned revenue	(430,833)	425,465
Net cash provided by/(used in) operating activities	1,681,493	(4,574,235)

Cash flows from investing activities
Proceeds from disposal of plant and equipment		121,553
Payments for purchase of plant and equipment	(2,123)	-
Payments for construction in progress	-	(2,349,662)
Proceeds from cancellation of intangible assets purchase	-	4,722,000
Net cash provided by/(used in) investing activities	(2,123)	2,493,891

Cash flows from financing activities
Contribution from non-controlling interest	-	9,630
Payments to non-controlling interest	(9,630)	-
Proceeds from bank loans	1,605,000	1,585,000
Repayments of bank loans	(3,210,000)	-
Proceeds from related party loans	642,000	952,141
Payments of related party loans	(964,156)	(642,000)
Net cash provided by/(used in) financing activities	(1,936,786)	1,904,771

Effect of foreign currency translation on cash	274,220	13,200

Net increase/(decrease) of cash and cash equivalents	16,804	(162,373)
Cash and cash equivalents at beginning of year	9,465	171,838
Cash and cash equivalents at end of year	$26,269	$9,465

Supplementary cash flow information:
Interest received	$480,109	$-
Interest paid	$165,783	$94,059
Tax paid	$103	$288

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ELECTRONIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

China Electronics Holdings, Inc. (“CEHD Nevada” or the “Company”), formerly named Buyonate, Inc. and the public company, was incorporated in the State of Nevada on July 9, 2007. China Electronic Holdings, Inc. (“CEH Delaware”) was incorporated on November 15, 2007 in Delaware as a development stage company. Lu’an Guoying Electronic Sales Co., Ltd. (“Guoying”), a domestic PRC corporation, was established on January 4, 2002 to engage in wholesale and retail of electronics consumer products to rural areas in Anhui province. The Company owns 100% equity interest in CEH Delaware which owns 100% equity interest in Guoying. Mr. Hailong Liu is the CEO and Chairman of Guoying. In August 2012, Guoying and Mr. Hailing Liu contributed $945,054 and $9,546, representing 99% and 1% registered capital respectively, to establish Lu’an Guoying Opto-Electronics Technology Co., Ltd. (“Opto-Electronics”). On June 29, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed a share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell its 99% ownership interest in  Opto-Electronics for a total consideration of $962,224 (RMB 5,940,000).

Share Exchange between Guoying and CEH Delaware

On December 26, 2008, pursuant to the Share Transfer Agreement entered into (the “2008 Share Transfer”) between the shareholders of Guoying (the “Guoying Shareholders”) and CEH Delaware, CEH Delaware agreed to acquire 40% of the outstanding equity securities of Guoying (the “Guoying Shares”) from Guoying Shareholders in consideration for RMB 400,000, contribution of registered capital from CEH Delaware to Guoying.

On December 31, 2009, pursuant to the Share Transfer Agreement entered into (the “2009 Share Transfer”) between Guoying Shareholders and CEH Delaware, CEH Delaware agreed to acquire the remaining 60% of Guoying Shares from Guoying Shareholders in consideration for RMB 600,000 contribution of registered capital from CEH Delaware to Guoying.

The amount of RMB400, 000 was paid in February 2010 and the amount of RMB 600,000 was paid in July 2010 by CEH Delaware. The 40% and 60% Guoying Shares were actually transferred from Guoying shareholders to CEH Delaware on September 29, 2009 and November 25, 2010 respectively and registered with local government authority. As a result of the transactions, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware with registered capital of RMB 1,000,000 and subsequently increased to RMB 19,302,687 subsequent to the 2010 PIPE financing. The transaction was approved by Ministry of Commerce of Anhui Province and registered with Administration and Industry of Commerce of Lu An City.

On January 4, 2010, the Board of Directors of CEH Delaware adopted a board resolution and resolved that it was in the best interest of CEH Delaware to issue 13,213,268 CEH Delaware Shares pursuant to a call option agreement, which provided that Sherry Li was the call option holder on behalf of Guoying Shareholders.

In February 2010, as a result of 2008 and 2009 Share Transfer Agreements, CEHD Delaware issued 13,213,268 CEH Delaware Shares, constituting 96.6% of its issued and outstanding shares  to Sherry Li, the nominee shareholder on behalf of Mr. Hailong Liu who was the nominee shareholder on behalf of Guoying Shareholders concurrent with the 2008 and 2009 Shares Transfers.

On February 10, 2010, Mr. Hailong Liu entered into a call option agreement (the “2010 February Call Option Agreement”) and voting trust agreement (the “2010 February Voting Trust Agreement) with Sherry Li.  Pursuant to the 2010 February Call Option and Voting Trust Agreements, Ms. Sherry Li agreed to serve as nominee shareholder for Mr. Liu and grant Mr. Hailong Liu the voting power and call option to acquire 13,213,268 CEH Delaware shares held by Ms. Sherry Li.  The Voting Trust Agreement provided that Ms. Sherry Li should not vote or dispose of the respective portion of the shares of common stock without Mr. Liu’s prior written consent and was obligated to transfer Option Shares to Mr. Liu at nominal consideration of par value $0.001 per share. The Voting Trust Agreements further provided that, Sherry Li, the nominee shareholder, had no decision power to vote or dispose of the Option Shares without Mr. Liu’s consent.

Mr. Hailong Liu indirectly controlled CEH Delaware on February 10, 2010 through the Call Option Agreement and Voting Trust Agreement, as of the same date CEH Delaware issued 13,213,268 CEH Delaware shares to Sherry Li.

The 2008 and 2009 Share Transfer Transaction was accounted for as a reverse acquisition at historical costs since Guoying Shareholders obtained control of 96.6% of outstanding CEH Delaware shares through Sherry Li  and Guoying management, Mr. Hailong Liu, became the management of CEH Delaware. Accordingly, the merger of Guoying into CEH Delaware was recorded as a recapitalization of Guoying, with Guoying being treated as the continuing entity.  The historical financial statements presented were the financial statements of Guoying.

2008 and 2010 Bridge Financings

On January 30, 2008, CEH Delaware consummated a bridge financing in amount of $275,000 made pursuant to a Securities Purchase Agreement with a bridge investor, pursuant to which it sold 343,750 Series A Convertible Preferred Stock par value $0.00001 per share and Warrants E to purchase one million shares of common stock (“CEH Delaware Shares”) at $1 per share. On January 5, 2010, CEH Delaware consummated a second bridge financing in amount of $550,000 made pursuant to Securities Purchase Agreements with four bridge investors (together collectively referred to as “Bridge Investors”), pursuant to which it sold 314,285 shares of CEH Delaware shares, 314,285 common stock underlying Warrants A and 314,285 common stock underlying Warrants B. Upon consummation of 2008 and 2010 bridge financings, the Bridge Investors constitute 8.58% of issued and outstanding shares of CEH Delaware. Guoying Shareholders, Bridge Investors, China Financial Services and its affiliates were together referred to as CEH Delaware Shareholders.

Share Exchange between CEH Delaware and CEHD Nevada

On July 9, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with CEH Delaware and CEH Delaware Shareholders.  Pursuant to the Share Exchange Agreement, on July 15, 2010, 10 CEH Delaware Shareholders transferred 100% of the outstanding shares of common stock and preferred stock and 100% of the warrants to purchase common stock of CEH Delaware held by them, in exchange for an aggregate of 13,785,902   newly issued shares of the Company’s common stock and warrants to purchase an aggregate of 1,628,570 shares of the Company's common stock. The shares of the Company’s common stock acquired by the CEH Delaware shareholders in such transactions constitute approximately 82.2% of the Company’s issued and outstanding common stock (including 68.9% owned by former Guoying Shareholders) giving effect to the share and warrant exchange and the sale of the Company’s common stock pursuant to the Subscription Agreement, but not including any outstanding purchase warrants to purchase shares of the Company’s common stock, including the warrants issued pursuant to the Subscription Agreement.

On July 9, 2010, Mr. Hailong Liu entered into a call option agreement (the “2010 July Call Option Agreement”) and voting trust agreement (the “2010 July Voting Trust Agreement”) with Sherry Li. Pursuant to the 2010 July Call Option Agreements, Mr. Liu received two-year options exercisable for 11,556,288 shares of common stock (the Option Shares) from Sherry Li concurrent with the 2010 July Share Exchange and Mr. Liu should have right and option to acquire 50% of Option Shares upon first filing of a quarterly report on Form 10-Q with the SEC on August 23, 2010 following the execution of the Share Exchange Agreement and 50% of the remaining Option Shares 2 years after such filing by August 23, 2012. The Voting Trust Agreements provided that Ms. Sherry Li should not vote or dispose of the respective portion of the shares of common stock without Mr. Liu’s prior written consent and was obligated to transfer Option Shares to Mr. Liu at nominal consideration of par value $0.001 per share . The Voting Trust Agreements further provides that, Sherry Li, the nominee shareholder, had no decision power to vote or dispose of the Option Shares without Mr. Liu’s consent. Pursuant to the terms of the Call Option Agreement, Mr. Liu received 5,778,144 shares in August 2010 and 5,778,144 shares in January 2013 from Ms. Sherry Liu pursuant to the vesting schedule set forth in the Call Option Agreement.

The Share Exchange resulted in (i) a change in control with a shareholder of CEH Delaware owning approximately 82.2% of issued and outstanding shares of the Company’s common stock, including the shares of common stock sold to PIPE investors pursuant to the Subscription Agreement, (ii) CEH Delaware becoming CEHD Nevada's wholly-owned subsidiary, and (iii) appointment of Mr. Hailong Liu as the Company’s sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

The exchange of shares pursuant to the July 10, 2010 Share Exchange was accounted for as a reverse acquisition at historical cost since CEH Delaware Shareholders obtained control of 82.2% of outstanding shares of the Company, including 68.9% of outstanding shares of the Company owned by Guoying shareholders, and the management of CEH Delaware, Mr. Hailong Liu, became the management of the Company. Mr, Liu, who maintained control of Guoying prior to the mergers and subsequently, obtained control of CEH Delaware pursuant to 2009 Share Transfer, effectively obtained control of the Company upon completion of 2010 Share Exchange subject to the Voting Trust Agreement and Call Option Agreement. Accordingly, the merger of CEH Delaware into the Company was recorded as a recapitalization of CEH Delaware, with CEH Delaware being treated as the continuing entity.  The historical financial statements presented were the financial statements of CEH Delaware which were in essence the financial statements of Guoying.

2010 PIPE Transaction

On July 15, 2010, the Company consummated a Private Placement made pursuant to a Subscription Agreement dated as of July 9, 2010 (the “Purchase Agreement”) with certain of the Selling Stockholders, pursuant to which the Company sold units (the “Units”) to such Selling Stockholders.  Each Unit consists of four shares of the Company’s common stock, a warrant to purchase one share of common stock at an exercise price of $3.70 per share (a “Series C Warrants”) and a warrant  to purchase one share of common stock at an exercise price of $4.75 per share (a “Series D Warrants”). Additional Private Placements were consummated on July 26, 2010 and August 17, 2010. The aggregate gross proceeds from the sale of the Units was $5,251,548 and in such Private Placements, an aggregate of (a) 1,989,211 shares of the Company’s common stock, (b) Series C Warrants to purchase an aggregate of 497,303 shares of the Company’s common stock and (c) Series D Warrants to purchase an aggregate of 497,303 shares of the Company’s common stock was sold.

2.	Significant Accounting Policies

A.
Basis of Presentation

The accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements and notes are representations of management.

B.
Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries CEH Delaware and Guoying. All significant inter-company transactions and balances, such as due to/due from, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

C.
 Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates and assumptions are used for, but not limited to: (1) allowance for trade receivables, (2) economic lives of property, plant and equipment, (3) asset impairments, and (4) contingency reserves. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates

D.
Economic and Political Risks

The Company’s operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

E.
Cash and Cash Equivalents

The Company classifies the following instruments as cash and cash equivalents: cash on hand, unrestricted bank deposits, and all highly liquid investments purchased with original maturities of three months or less. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

F.
Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Accounts receivable are recognized and carried at gross invoice amounts less an allowance for any doubtful accounts. Management understands and expects the Company’s credit sales outstanding to vary from period to period within a given range. Based on the credit terms the Company grants to its customers, management expects credit sales outstanding not to exceed 90 days by any large margin. Management regularly reviews outstanding accounts and provides an allowance for doubtful accounts for any specific aging of receivables over 90 days. In a situation, management uses all its efforts, such as having internal staff call for payment, hiring collection agent and filing legal pledge to pursue payment, but the collection is no longer probable. The Company will then write off the accounts receivable amounts against the allowance for doubtful accounts. On the contrary, if payment is collected in subsequent period, management will reverse the doubtful accounts. Subsequent cash recovery is recognized as income in the period it occurs.

G.
Inventory

Inventory is stated at the lower of cost determined on a weighted average basis or net realizable value. Cost of inventory is comprised of the cost of acquiring electronic products sold plus freight in cost incurred acquiring the electronic products.  The freight in cost is allocated to the individual product purchased.  Net realizable value is equal to the estimated selling price, in the ordinary course of business, less estimated selling costs, completion and disposal. Inventory as of December 31, 2013 and December 31, 2012 consisted of:

Description	As of December 31, 2013	As of December 31, 2012
Electronic products	$5,449,341	$956,779

H.
Advances

Advance represents the cash paid in advance to suppliers for: a) the purchase of inventory and b) the construction of property and plant. Advance related to the purchase of inventory is classified as current assets. Advance to suppliers for the construction of property and plant is classified as non-current assets.

I.
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

J.
Intangible Assets

The Company individually tracks and accounts for each intangible asset.  Each intangible asset is carried at its original acquisition cost less accumulated amortization. The Company provides amortization for each intangible asset using the straight line method over its estimated useful life.

K.
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

L.
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

At December 31, 2013, the Company assessed its long-lived assets and has concluded that cash flows generated by its ongoing business, which incorporate significant use of the property, plant and equipment, did not provide sufficient profit. Therefore, the Company recorded $271,256 impairment loss for its plant and equipment. Simultaneously, the Company also recorded $31,134,887 impairment loss for long-term assets held for sale. See Note 17 – Discontinued Operations.

M.	Revenue Recognition

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

Payments received before all of the relevant criteria for revenue recognition satisfied are recorded as unearned revenue. Unearned revenue amounted to $0 and $430,833 as of December 31, 2013 and 2012 respectively.

Product sales revenue represents the invoice value of goods, net of the value-added taxes (“VAT”). The Company has been giving tax holiday status by the PRC local government. The Company benefits a reduced fixed annual tax rate in amount of no less than RMB 7,500 (approximately $1,200) for both income tax and VAT.

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

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging initial franchise fee, continuing fee and royalty to co-operativestores. As such, total franchise fees for the years ended December 31, 2013 and 2012 were $0.

N.	Cost of Goods Sold

Cost of goods sold consists primarily of the costs of the products sold, including freight in charges on those goods.

O.	Selling Expenses

Selling expenses include costs incurred in connection with performing general selling activities, such as sales commissions, freight-out charges, marketing and advertisement costs, shipping and handling costs, and sales salaries.

P.	General and Administrative Expenses

General and administrative expenses include the costs of non-selling related salaries and related employee benefits, professional service fees, rent and depreciation, warehouse costs, office supplies, bad debt expense, and amortization of intangible assets.

Q.	Shipping and Handling Costs

ASC 605-45-20 (formerly EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs”) establishes standards for the classification of shipping and handling costs. Shipping and Handling costs include shipping and handling costs related to shipping and handling the Company's products from  warehouses to buyers’ designated locations at  exclusive or non-exclusive franchise stores, and company owned stores (collectively referred to as the “Stores”). Shipping and handling costs that are billed to Stores are classified as revenue, while those costs not billed to Stores are classified as selling expenses. Shipping and handling costs billed to customers and included within revenue for the years ended December 31, 2013 and 2012 were $0 because the Company did not charge any shipping and handling expenses from Stores. Shipping and handling costs not billed to Stores and included within selling expenses for the years  ended December 31, 2013 and 2012 were $474,312 and $863,798 respectively.

R.	Advertising Costs

The Company records advertising costs as incurred. Advertising costs in the amounts of $1,262,791 and $107,323 were included in selling expenses for the years ended December 31, 2013 and 2012 respectively.

S.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of December 31, 2013 and 2012, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at December 31, 2013 and 2012.

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

T.	Restrictions on Transfer of Assets Out of the PRC

Dividend payments by the Company are limited by certain statutory regulations in the PRC. No dividends may be paid by the Company without first receiving prior approval from the Foreign Currency Exchange Management Bureau. However, no such restrictions exist with respect to loans and advances.

U.	Foreign Currency Translation

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

Exchange Rates	12/31/2013	12/31/2012
Year end RMB: US$ exchange rate	6.1891	6.3011
Average RMB: US$ exchange rate	6.1145	6.3034

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

V.	Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with FASB ASC 260 “Earnings per share”.  FASB ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

W.	Statutory Reserve

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

X.	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company presents components of comprehensive income with equal prominence to other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

Y.	Fair Value of Financial Instruments

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

There was no stock based compensation for the years ended December 31, 2013 and 2012.

	Quoted in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2013
Financial assets:
Cash	$26,269	$-	$-	$26,269
Total financial assets	$26,269	$-	$-	$26,269

Financial Liabilities:
Total financial liabilities	$-	$-	$-	$-

In January 2008, the Company adopted ASC 825-10, Fair Value Option for Financial Assets and Financial Liabilities, and has elected not to measure any of the Company’s current eligible financial assets or liabilities at fair value. ASC 825-10 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, ASC 825-10 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. ASC 825-10 became effective January 1, 2008. The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the year ended December 31, 2013.

Z.	Share-Based Compensation

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

There was no stock based compensation for the years ended December 31, 2013 and 2012.

AA.	Employee Welfare Plan

The employees of the Company participate in the defined contribution welfare plan managed by the local government authorities whereby the Company is required to contribute to the schemes at fixed rates of the employees’ salary. The Company’s contributions to this plan are charged to the statements of operations when incurred. The Company has no obligations for the payment of retirement and other post-retirement benefits of staff other than the contributions described above. The total expenses for the welfare plan were $458,258 and $74,490 for the years ended December 31, 2013 and 2012 respectively.

BB.	Subsequent Events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company identified two subsequent events that would require disclosure to the consolidated financial statements. See Note - 19 Subsequent Events

CC.	Recent accounting pronouncements

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

3.	Accounts Receivable

Accounts receivable	As of December 31, 2013	As of December 31, 2012
Exclusive franchise stores	$2,633,882	$2,693,729
Non-exclusive franchise stores	200,470	-
Accounts receivable, gross	2,834,352	2,693,729
Less: allowance for doubtful accounts	(1,735,234)	(362,016)
Accounts receivable, net	$1,099,118	$2,331,713

Allowance for doubtful accounts	As of December 31, 2013	As of December 31, 2012
Beginning balance	$(362,016)	$(2,198,376)
Allowance provided	(1,756,405)	(43,288)
Recovery	368,886	1,897,648
Foreign currency adjustment	14,301	-
Ending Balance	$(1,735,234)	$(362,016)

Accounts receivable aging analysis	As of December 31, 2013	As of December 31, 2012
1-30 Days	$718,809	$2,084,751
30-60 Days	190,477	-
61-90 Days	189,832	246,962
Over 90 Days	-	-
Total	$1,099,118	$2,331,713

4.	Other Receivable

Description	Note	As of December 31, 2013	As of December 31, 2012
Hongrong Real Estate Company	(1)	$2,257,194	$2,242,185
Mr. Li Xiaoyu (Buyer of Opto-Electronics)	(2)	3,544,942	-
Others		-	593,850
Subtotal		5,802,136	2,836,035
Less: allowance	(1)	(2,257,194)	(2,242,185)
Total		$3,544,942	$593,850

(1).  The Company loaned $2,242,185 to Hongrong Real Estate Company (“Hongrong”), an unrelated party, on August 20, 2012. The loan was due on August 19, 2013 and secured by a building owned by Hongrong. The building was still under construction in progress in 2012 and as of today. As completion of substantial building construction was required to evaluate the value of the security under the loan, the Company reserved full amount of $2,242,185 of other receivable from Hongrong as of December 31, 2012. An allowance for loans receivables is recorded when circumstances indicate that collection of all or a portion of a specific balance is unrecoverable. The Company provides for allowance on a specific identification basis. Subsequent loan repayment from Hongrong to the Company will be recognized as reduction of operating expenses in the period when it occurs.

(2). See Note 17 - Discontinued Operations

5.	Related Party Receivable and Payable

Related Party Receivable	Note	As of December 31, 2013	As of December 31, 2012
Due from Mr. Hailong Liu	(1)	$-	$642,000
Due from Shenyuan	(2)	-	1,123,500
Subtotal		-	1,765,500
Less: allowance		-	(1,123,500)
Related party receivable, net		$-	$642,000

Allowance for Receivable	As of December 31, 2013	As of December 31, 2012
Beginning balance	$(1,123,500)	$-
Allowance provided	-	(1,123,500)
Recovery	1,144,820	-
Foreign currency adjustment	21,320	-
Ending Balance	$-	$(1,123,500)

Related Party Payable	Note	As of December 31, 2013	As of December 31, 2012
Yumin Village	(2)	$-	$964,156

(1)
Related party receivable from the Company’s CEO Mr. Hailong Liu was a company loan to the CEO for operating advance collateralized with the CEO’s personal property. This loan carried a 10% annual interest rate. The term of the loan was from August 28, 2012 to May 27, 2013. Mr. Hailong Liu has already repaid this loan in 2013.

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

At December 31, 2012, the Company has fully reserved an allowance for the balance of related party receivable from Senyuan due to the uncertainty of the collection because no collateral was provided to secure the payment from Senyuan to the Company. On November 30, 2013, Senyuan fully prepaid the loan to the Company. The Company then used the payment to settle the $964,156 rent owed to Yumin Village. The collection of Senyuan's loan has been recorded as a reduction of operating expenses in the consolidated statements of operations and comprehensive income.

6.	Advance

A.	Advance to Suppliers - Short Term

The current advance to suppliers amounted $7,432,827 and $17,532,739 as of December 31, 2013 and 2012 respectively. As a wholesaler of consumer electronics and appliances, the Company purchased products from large distributors, including Sony, Samsung, LG, Haier, etc. Pursuant to purchase agreements with these large suppliers, advance deposit in significant amount of following year purchase is mandatory. Therefore, the Company deposited advance to suppliers for 2014 purchase at the end of year 2013 and the beginning of 2014. The Company has purchased insurance to secure its advance.

B.	Advance - Long Term

Long term advances related to construction were $0 and $13,954,191 as of December 31, 2013 and 2012 respectively. Because the Company did not have sufficient capital to continue building the construction and wanted to improve its cash flows from operation and working capital, the Company disposed the construction of logistics center on July 28, 2013. See Note 17 – Discontinued Operations.

7.	Property, Plant and Equipment

As of December 31, 2013		Accumulated
Category of Asset	Cost	Depreciation	Net
Vehicle	$74,418	$(35,831)	$38,587
Furniture and equipment	44,947	(25,644)	19,303
	$119,365	$(61,475)	$57,890

As of
December 31, 2012		Accumulated
Category of Asset	Cost	Depreciation	Net
Vehicle	$73,924	$(27,089)	$46,835
Furniture and equipment	365,147	(69,277)	295,870
	$439,071	$(96,366)	$342,705

Depreciation expenses were $21,505 and $73,783 for the years ended December 31, 2013 and 2012 respectively.

8.	Intangible Assets

As of
December 31, 2013		Accumulated
Category of Asset	Cost	Amortization	Net
Land use rights	$-	$-	$-
Trade mark	1,357	(1,357)	-
	$1,357	$(1,357)	$-

As of
December 31, 2012		Accumulated
Category of Asset	Cost	Amortization	Net
Land use rights	$17,215,013	$(1,833,763)	$15,381,250
Trade Mark	1,348	(1,348)	-
	$17,216,361	$(1,835,111)	$15,381,250

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

Amortization expenses amounted $272,576 and $631,802 for the years ended December 31, 2013 and 2012 respectively.

9.	Bank Loans

				As of	As of
		Interest Rate		December 31,	December 31,
Name of Creditor	Note	Per Annum	Maturity	2013	2012
Rural Credit Cooperatives of Lu’an	(1)	11.808%	4/28/2013	$-	$802,500
Rural Credit Cooperatives of Lu’an	(2)	11.70%	8/17/2013	-	802,500
				$-	$1,605,000

(1)	The loan from Rural Credit Cooperatives of Lu’an was secured by the Company’s land use rights.

(2)	The loan from Rural Credit Cooperative of Lu’an was guaranteed by Anhui Juneng Guarantee Company.

Rural Credit Cooperative of Lu’an did not implement restrictive covenants such as minimum bank balance, level of working capital, or net income requirement on above loans.

10.	Accounts Payable and Accrued Expenses

Description	As of December 31, 2013	As of December 31, 2012
Accrued payroll	$58,008	$79,576
Claimed unpaid legal fee in dispute	145,308	145,308
Total	$203,316	$224,884

11.	Other Payables

Description	As of December 31, 2013	As of December 31, 2012
HaiFeng Trading Company	$-	$3,274,200
Others	54,144	237,845
Total	$54,144	$3,512,045

12.	Capitalization

The Company’s outstanding securities at December 31, 2013 are shown in the following table:

	Authorized Shares	Shares Issued and Outstanding
Common Stock	150,000,000	16,775,113
Preferred Stock	50,000,000	-

	Strike Price	Contractual Life	Expiration Date	Shares Issued and Outstanding	Weighted Average Fair Value
Series E Warrants	$0.25	5 years	07/13/2015	1,000,000	$4.12
Series F(i) Warrants	$1.75	5 years	07/13/2015	31,429	$2.64
Series F(ii) Warrants	$2.64	5 years	07/13/2015	94,329	$1.77
Series F(iii) Warrants	$2.64	5 years	07/13/2015	104,592	$1.77

Common Stock

Total 150,000,000 shares of common stock, par value $0.0001 per share, are authorized. 16,775,113 shares were issued and outstanding at December 31, 2013.

Preferred Stock

Total 50,000,000 shares of preferred stock, par value $0.0001 per share, are authorized. 0 share was issued and outstanding at December 31, 2013.

Warrants

Total 1,230,350 warrants, including 1,000,000 series warrants E and 230,350 series warrants F, were outstanding at December 31, 2013. 314,285 series warrants A, 314,285 series warrants B, 497,303 series warrants C, 497,303 series warrants D, and 50,000 series warrants G have been expired on July 9, 2013. The Company used the Black-Scholes option pricing model to calculate the values of these warrants. The following table depicts the assumptions that were employed in the model:

Warrants	Series: E and F(i,ii,iii)
Annual dividend yield	-
Risk-free interest rate	0.30%
Expected volatility	12%
Year to maturity	1.75

13.	Income Taxes

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions – the PRC and the United States.  For operation in the US, the Company has incurred net accumulated operating losses for income tax purpose. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Accordingly, the Company has no deferred tax assets.

Effective tax rates were approximately 0% and 0% for the years ended December 31, 2013 and 2012 respectively. Central government tax benefits which have been granted to Guoying will expire on December 31, 2013 and local government tax benefits will expire on December 31, 2016. The Company’s effective tax rate was lower than the U.S. federal statutory rate due to the fact that its operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2013 and 2012:

	For Years Ended
	December 31, 2013	December 31, 2012
U.S. Statutory rates	34.00%	34.00%
Foreign income not recognized in USA	(34.00%)	(34.00%)
China income taxes	25.00%	25.00%
China income tax exemption	(25.00%)	(25.00%)
Total provision for income taxes	0.00%	0.00%

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2013 and 2012:

	For Years Ended
	December 31, 2013	December 31, 2012
US current income tax expense	$-	$-
Federal	-	-
State	-	-
PRC current income tax expense	-	288
Total provision for income tax	$-	$288

United States of America

As of December 31, 2013, the Company in the United States had approximately $1,404,996 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years.  As of December 31, 2013 and 2012, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowance were recorded for the years then ended.

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of December 31, 2013 and 2012.

	As of December 31, 2013	As of December 31, 2012
Net operation loss carry forward	$(1,404,996)	$(1,404,996)
Total deferred tax assets	-	-
Less: valuation allowance	-	-
Net deferred tax assets	-	-
Change in valuation allowance	$-	$-

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax and VAT benefit approval to Guoying on September 2, 2007 providing that Guoying was eligible to enjoy a reduced tax rate valid from October 1, 2007 until December 31, 2010. On January 10, 2011, the State Tax Bureau of Lu’an City has renewed the term of tax benefit approval until December 31, 2013. However, according to the approval, Guoying has an option to pay more tax per year at its discretion. Therefore, currently, Guoying is charged at a fixed annual amount of reduced tax rate of no less than RMB 7,500 per year that changes to cover all types of taxes including income tax and VAT.  There were no significant book and tax basis differences. On January 1, 2014, the State Tax Bureau of Lu'an City renewed the term of tax benefit approval. See Note 19 - Subsequent Events.

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

For the year ended December 31, 2013, there is no major customer that individually comprised more than 10% of the Company’s total sales. There are three major suppliers individually accounting for over 10% of the Company’s total purchase. These three major suppliers accounted for 46.82% of total purchase:

Suppliers	For Year Ended December 31, 2013%
Shenzhen Skyworth - RGB Electronics Co., Ltd.	$3,236,403	10.56%
Lu’an ZhongXing Trading Co., Ltd.	5,455,437	17.80%
Lu’an Jinan District Shenfa Electronics Co., Ltd.	5,657,347	18.46%
	$14,349,187	46.82%

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company is in litigation with its prior attorney, who commenced an action against the company in the Supreme Court of the State of New York County of New York on February 2011 for approximately $145,308 plus accrued interest for legal services provided to China Financial Services, a financial advisory firm, on behalf of the Company. The Company intends to contest this action and believes that there are defenses available to the Company. This amount has been accrued as of December 31, 2013 and was included in accrued expenses.

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates. The Company incurred rent expenses of $182,020 and $160,349 for the years ended December 31, 2013 and 2012 respectively.

The lease expenses for the next five years are estimated to be as follows:

2014	$53,065
2015	5,642
2016	-
2017	-
2018	-
$58,707

Obligations for Land Use Rights

The Company entered into a Land Investment  Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 164,983 square meters (approximately 300 Chinese acres) to be issued by local people's government where our construction and investment project will be built.  The land use rights certificate is to be approved and issued by People’s Government of Yu An District and Pingqiao Committee is the management committee in charge of project investment on this parcel of land. 120 Chinese acres of this land is for commercial use and 180 Chinese acres of this land is for industrial use. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receives the land use rights certificate issued by PRC government pursuant to the Land Investment Agreement.  The Company received a land use rights certificate issued by Yu An people’s government on April 16, 2012 with a term of 50 years until 2062 for a 38,449 square meter portion of the land which has been collateralized for a loan of RMB 5 million to a bank, including the 19,200 square meters where the four warehouses were built. The Company waited to receive the land use rights certificate for the remaining 126,534 square meters of Pingqiao land. The government may not remove the Company’s facilities from the land which the Company has obtained the land use right certificate but could remove any future constructions that the Company builds on the land which the Company has not obtained land use rights certificate. Due to burdensome and repetitive approval procedures, the Company has not been granted land use rights certificate for the rest of land. The Company disposed the land use rights on July 28, 2013. Buyer carries a contractual obligation to obtain a land use rights certificate for the remaining 126,534 square meters of Pingqiao land. The Company is no longer obligated to pay the remaining $3.7 million. See Note 17 – Discontinued Operations.

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

The following table presents a summary of operating information and balance sheet information as of and for the years ended December 31, 2013 and 2012 respectively.

	For Years Ended
	December 31, 2013	December 31, 2012
Revenues from unaffiliated customers:
Exclusive franchise stores	$20,968,736	$34,256,697
Non-exclusive stores	1,917,498	16,147,112
Company owned stores	3,325,667	7,679,088
Consolidated	26,211,901	58,082,897
Gross Profit:
Exclusive franchise stores	1,594,744	2,600,317
Non-exclusive stores	140,924	1,206,361
Company owned stores	313,779	795,859
Consolidated	2,049,466	4,602,537

Depreciation and amortization:
Exclusive franchise stores	-	-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	294,081	705,585
Consolidated	294,081	705,585

Capital expenditures:
Exclusive franchise stores	-	-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	(2,123)	2,228,109
Consolidated	$(2,123)	$2,228,109

	As of December 31, 2013	As of December 31, 2012
Identified Assets:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	17,868,906	59,940,697
Consolidated	$17,868,906	$59,940,697

16.	Earnings Per Share

Components of basic and diluted earnings per share were as follows:

	For Years Ended
	December 31, 2013	December 31, 2012

Net loss	$(36,378,221)	$(1,101,341)
- Loss from continued operation	(36,378,213)	(1,101,341)
- Loss from discontinued operation	(8)	-

Original Shares of Common Stock	16,775,113	16,775,113
New Issuance of Common Stock	-	-
Basic Weighted Average Shares Outstanding	16,775,113	16,775,113

Addition to Common Stock from exercise of Warrant	-	-
Diluted Weighted Average Shares Outstanding	16,775,113	16,775,113

Earnings Per Share
- Basic:
Net Loss	$(2.17)	$(0.07)
Loss from continued operation	(2.17)	(0.07)
Loss from discontinued operation	-	-
- Diluted:
Net Loss	$(2.17)	$(0.07)
Loss from continued operation	(2.17)	(0.07)
Loss from discontinued operation	-	-

Weighted Average Shares Outstanding
- Basic	16,775,113	16,775,113
- Diluted	16,775,113	16,775,113

17.	Discontinued Operations

(1)
On June 29, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell assets and ownership of its subsidiary Opto-Electronics for total consideration of $969,486 (RMB 5,940,000). The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. No gain or loss was recognized for this disposal in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2013.

The following tabulation presents the calculation of the disposal of the subsidiary Opto-Electronics:

	Valuation of	Buyer’s
Subsidiary	Disposition	Acquisition Price	Gain/(Loss)
Opto-Electronics	$969,479	$969,479	$-

The following tabulation summarizes the operation results of Opto-Electronics, which was accounted as discontinued operation for the year ended December 31, 2013 in the consolidated statements of operations and comprehensive income.

For Year Ended
December 31, 2013
Revenue	$-
Loss from discontinued operation before income tax	(8)

Provision for income tax	-
Gain on disposal	-
Loss from discontinued operation, net of tax	$(8)

The following table presents Opto-Electronics' aggregate carrying amounts of the major assets and liabilities:

As of
December 31, 2013
Assets:
Cash	$-
Other receivable	646,319
Inventory	323,160
Total Assets	$969,479
Liabilities:	$-

(2)
In order to improve its cash flows from operations and working capital, the Company decided to redeploy its capital to meet the requirements of its business plan. In accordance with SFAS No. 144 (ASC 360-10), “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Company classified its logistics and transportation centers, which were still under construction, as a component of discontinued operations on June 30, 2013. Accordingly, the assets associated with the logistics and transportation centers have been classified as long-term assets held for sale in the consolidated balance sheets. The long-term assets held for sale included: a) construction in progress, b) advances for the construction of property and equipment, and c) land use rights the Company acquired through Pingqiao Industrial Park in Lu’an City.

On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an asset sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of RMB 20,000,000 (approximately $3,239,810) to be paid in three installments of: a) RMB 5,000,000 (approximately $809,952), b) RMB 10,000,000 (approximately $1,619,904) and c) RMB 5,000,000 (approximately $809,952) due on December 31, 2013, 2014 and 2015, respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% monthly  of the outstanding balance. On December 26, 2013, the Company agreed Opto-Electronics’ buyer Mr. Li Xiaoyu's request to extend the payment schedule. The first RMB 5,000,000 (approximately $809,952) installment will be paid by May 2014.

The Company’s business strategy has been  to become a significant retailer and wholesaler of consumer electronics and appliances to rural markets in China with a goal of having a national distribution network throughout China. The Company’s decision to discontinue and sell  its Opto subsidiary and its logistics business on the Pingqiao land reflects its belief that:  a) The industry in which  Opto-Electronics was to compete has become more competitive and less profitable; b) the Company would like to continue using its working capital to focus on developing its wholesale and retail business;  c) the Company does not have sufficient capital to complete the construction of its logistics facility.

The sales price of the 38,449 square meters land with land use rights certificate was appraised by an independent appraisal firm, Luan Century Price Evaluation Consultative Co., Ltd., on April 24, 2013. The appraisal firm concluded the fair market value of the 38,449 square meter portion of the land for which  the Company has received a land use rights certificate  with a term of 50 years until 2062 was RMB 11,073,378 (approximately $1,774,722). The appraised value excluded the remaining 126,534 square meters of Pingqiao Land for which the Company has not received a land use rights certificate. Further, pursuant to Article 2 of the Sales Agreement, 1) Opto-Electronics is obligated to negotiate with the Yu An government to: a) obtain the land use rights certificate for  the remaining 126,534 square meters of land and b) pay to the Company the  agreed upon purchase price of the remaining land up to the amount which the Company has advanced to the Pingqiao Committee; and 2) upon completion of the logistics center by Opto-Electronics, the Company has a right of first refusal to lease the building at a favorable rent.

Constructions by the Company of its logistics center on the Pingqiao land resulted significant impairments due to the facts and circumstances that: a) the Company has decided to discontinue and sell its Opto-Electronics subsidiary,  b) the construction caused a current period operating loss and negative cash flow  combined with a history of such losses in the prior periods, c) a significant decrease in the market price of constructions in progress.

The Company assessed its long-term assets held for sale associated with the logistics and transportation centers based on above mentioned events and circumstances and determined that a write-down was necessary because the sales price of the long-term assets held for sale was significantly less than their carrying value. For the year ended December 31, 2013, the Company has recorded a $31,134,887 impairment loss in the consolidated statements of operations and comprehensive income.

The following tabulation presents the calculation of the impairment loss, the difference between the sales price and the carrying value of the long-term assets held for sale:

For Year Ended December 31, 2013
Land use rights	$15,400,551
Construction in progress	8,351,534
Advance for construction of plant and equipment	10,653,692
34,405,776
Less: sales price	(3,270,889)

Impairment loss	$31,134,887

18.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2013, the Company has an accumulated deficit of $6,768,251 because the Company continued to incur operating losses over the past several periods and has recorded impairment loss of $31,134,887 for the disposal of long lived assets for the year then ended.

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

19.  Subsequent Events

(1)
The Company through its wholly owned subsidiary Guoying borrowed a loan in the amount of RMB 8,000,000 (approximately $1,292,595) from Rural Credit Cooperatives of Lu’an on January 3, 2014. The loan carries annual 10.08% interest rate and is due on January 3, 2015. The loan is guaranteed by Lu'an Senyuan Ecological Park Ltd and secured by the forestry plants grown on its land.

(2)
On January 1, 2014, the State Tax Bureau of Lu'an City renewed the term of tax benefit approval. Pursuant to the renewal approval, Guoying will continue to enjoy the same income tax and VAT benefits until December 31, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELECTRONICS HOLDINGS, INC.

By:	/s/ Hailong Liu
Name: Hailong Liu
Title: Chairman, Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Date:  March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hailong Liu	Chairman, Chief Executive Officer and President & Chief Financial Officer	March 31, 2014
Hailong Liu

/s/ Haibo Liu	Vice President and Director	March 31, 2014
Haibo Liu

EXHIBIT INDEX

Number	Description
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

2.4
Share Transfer Agreement of Opto-Electronics between  Lu’an Guoying Electronics Sales Co., Ltd and   Mr. Li Xiao Yu dated June 29, 2013(incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed on December 6, 2013).

2.5
Asset Sales Agreement of Pingqiao Land Use Right and Logistics Centers between Lu’an Guoying Electronics Sales Co., Ltd and  Lu’an Guoying Opto-Electronics Technology Co., Ltd dated July 28, 2013(incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed on December 6, 2013).

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