Form 10-K/A
period 2013-12-31
China Electronics Holdings, Inc.
filed 2014-04-29
CIK 1440770

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date 16,775,113 as of April 28, 2014.

Explanatory Note

We are filing this amendment to disclose an adjustment to correct an error in Note 13 – income tax to the financial statements ended December 31, 2012 included in our Annual Report on Form 10-K and reissued the auditor’s opinion letter issued by Kabani & Company, Inc. for the year ended December 31, 2012 and the reissued auditor’s opinion letter issued by UltraCPA LLP for the year ended December 31, 2013.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements beginning on page F-1 are filed as a part of this report.

(b)	See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

CHINA ELECTRONICS HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2-F3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations and Comprehensive Income	F-5

Consolidated Statements of Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-32

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Electronics Holdings, Inc.

We have audited the accompanying consolidated balance sheet of China Electronics Holdings, Inc. as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We also have audited the adjustments described in Note 13 that were applied to correct an error in the note of 2012 financial statements. In our opinion, such adjustments were appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2012 financial statements of the Company other than with respect to the adjustments and accordingly we do not express an opinion or any other form of assurance on the 2012 financial statements taken as a whole.

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
March 31, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

China Electronics Holdings, Inc. and Subsidiaries

We have audited, before the effects of the adjustments for the correction of the error in the notes to the financial statements (described in Note 13), the accompanying balance sheet of China Electronics Holdings, Inc. and Subsidiaries as of December 31, 2012, and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, except for the error described in Note 13, the financial statements referred to above present fairly, in all material respects, the financial position of China Electronics Holdings, Inc. and Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 13 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by UltraCPA LLP

As discussed in Note 21, the Company restated its financial statements for the year ended December 31, 2012

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

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of December 31, 2013 and 2012.

As of	As of
December 31,	December 31,
2013	2012
Filed at 2012 10K
Net operation loss carry forward	(1,404,996)	(1,404,996)	(2,378,190)
Total deferred tax assets	784,803
Less: valuation allowance	(784,803)
Net deferred tax assets
Change in valuation allowance	$	$	$

The management of the Company concluded that the previously issued financial statements contained in the Company's annual Report on Form 10-K for the year ended December 31, 2012 required adjustment to correct an error on above tabulation resulting from mathematical mistakes.

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

20.	China Electronics Holdings, Inc (Parent Company)

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

The following presents condensed unaudited unconsolidated financial information of the Parent Company only.

Condensed unaudited Balance Sheet as of December 31, 2012

December 31, 2012
Current assets	$3,333,144

Current liabilities	$145,308
Total stockholders' equity	3,187,836
Total liabilities and shareholders’ equity	$3,333,144

Condensed unaudited Statements of Operations (For the year ended December 31, 2012)

2012
Revenues	$-
General and administrative expenses	8,417
Loss before equity in undistributed earnings of subsidiaries	(8,417)
Equity in earnings of subsidiaries	(1,092,924)
Net income	$(1,101,341)

Condensed unaudited Statement of Cash Flows (For the year ended December 31,  2012)

2012
Net Income	$(1,101,341
Adjustments to reconcile net income to net cash provided by (used in) operations:
Equity in earnings of subsidiaries	1,092,924
Changes in operating liabilities and assets:
Trade accounts payable	-
Other receivable	-
Other payable	8,417
Net cash provided by (used in) operating activities	-

Cash flows from financing activities
Share issued for cash	-
Net cash provided by financing activities	-

Effect of rate changes on cash	-

Increase in cash and cash equivalents	-
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$-

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

	As Reported 12/31/2012	As Restated 12/31/2012
BALANCE SHEET:
Due to a related party	$-	$964,156
Total current liabilities	5,772,865	6,737,021
Total liabilities	5,772,865	6,737,021
Accumulated other comprehensive loss	5,355,160	4,391,004
Total stockholders’ equity	54,158,202	53,194,046
Total equity	54,167,832	53,203,676
STATEMENT OF OPERATIONGS AND COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment	2,008,159	1,044,003
Comprehensive income (loss)	$906,817	$(57,338

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELECTRONICS HOLDINGS, INC.

By:	/s/ Hailong Liu
Name: Hailong Liu
Title: Chairman, Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Date:  April 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hailong Liu	Chairman, Chief Executive Officer and President & Chief Financial Officer	April 29, 2014
Hailong Liu

/s/ Haibo Liu	Vice President and Director	April 29, 2014
Haibo Liu

EXHIBIT INDEX

Number	Description
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