Form 10-Q
period 2014-03-31
China Electronics Holdings, Inc.
filed 2014-08-14
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-152535

CHINA ELECTRONICS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	98-0550385 (I.R.S. Employer Identification No.)

Building 3, Binhe District, Longhe East Road, Lu’an City, Anhui Province, PRC (Address of Principal Executive Offices)	237000 (ZIP Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,775,113 as of August 15 , 2014

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to (i) China Electronics Holdings, Inc., a Nevada corporation (“China Electronics”), (ii) China Electronic Holdings, Inc., a Delaware corporation (“CEH Delaware”), and (iii) Lu’anGuoying Electronic Sales Co., Ltd., a wholly foreign enterprise under the laws of the People’s Republic of China (“Guoying”), unless otherwise indicated or the context otherwise requires.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  These statements may be found under Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report for the year ended December 31, 2013 on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur.

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

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

China Electronics Holdings, Inc.
Consolidated Balance Sheets
As of March 31, 2014 and December 31, 2013

	As of	As of
	March 31,	December 31,
	2014	2013
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$28,805	$26,269
Accounts receivable, net	2,623,552	1,099,118
Other receivable	3,560,591	3,544,942
Inventory	3,027,926	5,449,341
Advance to suppliers	6,962,928	7,432,827
Prepaid expenses	113,601	226,204
Total current assets	16,317,403	17,778,701

Non-current assets
Property, plant and equipment, net	56,681	57,890
Security deposit	32,458	32,315
Total non-current assets	89,139	90,205

Total Assets	$16,406,542	$17,868,906

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Bank loans	$1,298,301	$-
Accounts payable and accrued expenses	211,393	203,316
Other payable	89,136	54,144
Unearned revenue	67,245	-
Total current liabilities	1,666,075	257,460

Total Liabilities	$1,666,075	$257,460

See Accompanying Notes to Consolidated Financial Statements.

China Electronics Holdings, Inc.
Consolidated Balance Sheets
As of March 31, 2014 and December 31, 2013

	As of	As of
	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2014 and December 31, 2013 respectively	$-	$-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares issued and outstanding as of March 31, 2014 and December 31, 2013 respectively	1,678	1,678
Additional paid-in capital	15,341,710	15,341,710
Statutory reserve	3,849,684	3,849,684
Accumulated deficit	(9,739,997)	(6,768,251)
Accumulated other comprehensive income	5,287,392	5,186,625
Total Stockholders’ Equity	14,740,467	17,611,446

Total Liabilities and Stockholders’ Equity	$16,406,542	$17,868,906

See Accompanying Notes to Consolidated Financial Statements.

China Electronics Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2014 and 2013
(Stated in US Dollars)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Sales revenue
Revenue from exclusive franchise stores	$3,754,949	$3,909,069
Revenue from non-exclusive franchise stores	403,303	401,690
Revenue from company owned stores	286,350	1,193,501
Sales revenue	4,444,602	5,504,260
Cost of goods sold
Cost from exclusive franchise stores	3,405,206	3,584,331
Cost from non-exclusive franchise stores	538,040	368,957
Cost from company owned stores	365,894	1,067,230
Cost of goods sold	4,309,140	5,020,518
Gross profit	135,462	483,742

Operating expenses
Selling expenses	391,932	356,565
General and administrative expenses	175,689	459,888
Bad debt allowance for accounts receivable	1,245,764	-
Bad debt recoveries	(368,363)	(80,318)
Inventory loss of lower cost or fair market value	1,668,649	-
Total operating expenses	3,113,671	736,135
Operating loss	(2,978,209)	(252,393)

Other income/(expenses)
Other income	34,805	-
Other expense	-	(802)
Interest income	32	261,791
Interest expense	(28,374)	-
Total other income/(expenses)	6,463	260,989

Loss from continued operation before income taxes	(2,971,746)	8,596
Provision for income taxes	-	-
Net income (loss)	$(2,971,746)	$8,596
Net income (loss) attributable to China Electronics Holding, Inc.	(2,971,746)	8,221
Net income (loss) attributable to minority interest	-	375

Other comprehensive income
Foreign currency adjustment	100,767	166,221
Comprehensive income	$(2,870,979)	$174,816
Comprehensive income attributable to China Electronics Holding, Inc.	(2,870,979)	174,134
Comprehensive income attributable to minority interest	-	682

Earnings per share
- Basic	$(0.18)	$-
- Diluted	$(0.18)	$-
Weighted average shares outstanding
- Basic	16,775,113	16,775,113
- Diluted	16,775,113	16,775,113

See Accompanying Notes to Consolidated Financial Statements.

China Electronics Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of March 31, 2014 and December 31, 2013

					Retained	Accumulated
	Number		Additional		Earnings	Other		Non-
	Of	Common	Paid in	Statutory	(Accumulated	Comprehensive		controlling
	Shares	Stock	Capital	Reserve	Deficit)	Income	Total	Interest
Balance at January 01, 2013	16,775,113	$1,678	$15,341,710	$3,849,684	$29,609,970	$4,391,004	$53,194,046	$9,630
Net income	-	-	-	-	(36,378,221)	-	(36,378,221)	-
Discontinued operations of subsidiary	-	-	-	-	-	-	-	(9,630)
Foreign currency translation adjustment	-	-	-	-	-	795,621	795,621	-
Balance at December 31, 2013	16,775,113	$1,678	$15,341,710	$3,849,684	$(6,768,251)	$5,186,625	$17,611,446	$-

Balance at January 01, 2014	16,775,113	$1,678	$15,341,710	$3,849,684	$(6,768,251)	$5,186,625	$17,611,446	$-
Net income	-	-	-	-	(2,971,746)	-	(2,971,746)	-
Foreign currency translation adjustment	-	-	-	-	-	100,767	100,767	-
Balance at March 31, 2014	16,775,113	$1,678	$15,341,710	$3,849,684	$(9,739,997)	$5,287,392	$14,740,467	$-

China Electronics Holdings, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2014 and 2013

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013

Net income (loss)	$(2,971,746)	$8,596
Adjustments to reconcile net income to net cash from operations:
Bad debt provision	1,245,764	-
Bad debt recovery	-	(80,318)
Inventory loss of lower cost or fair market value	1,668,649	-
Amortization and depreciation	5,462	154,607
Changes in operating assets and liabilities:
Accounts receivable	(2,770,198)	2,161,955
Other receivable	(15,649)	477,613
Inventories	752,766	(1,654,090)
Advance to suppliers	469,898	(2,356,844)
Prepaid expenses	112,603	-
Accounts payables and accruals	43,070	10,272
Unearned revenue	67,245	1,409,418
Net cash provided by/(used in) operating activities	(1,392,136)	131,208

Cash flows from investing activities
Payments for purchase of plant and equipment	(4,253)	(805)
Net cash used in investing activities	(4,253)	(805)

Cash flows from financing activities
Proceeds from bank loans	1,298,301	-
Proceeds from related party loans	-	42,751
Net cash provided by financing activities	1,298,301	42,751

Effect of foreign currency translation on cash	100,624	423

Net increase/(decrease) of cash and cash equivalents	2,536	173,577

Cash and cash equivalents at beginning of period	26,269	9,465

Cash and cash equivalents at end of period	$28,805	$183,042

Supplementary cash flow information:
Interest paid	$28,374	$47,222

See Accompanying Notes to the Consolidated Financial Statements.

China Electronics Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Nature of Operations

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

The amount of RMB 400, 000 was paid in February 2010 and the amount of RMB 600,000 was paid in July 2010 by CEH Delaware. The 40% and 60% Guoying Shares were actually transferred from Guoying shareholders to CEH Delaware on September 29, 2009 and November 25, 2010 respectively and registered with local government authority. As a result of the transactions, Guoying became a wholly foreign-owned subsidiary (“WFOE”) of CEH Delaware with registered capital of RMB 1,000,000 and subsequently increased to RMB 19,302,687 subsequent to the 2010 PIPE financing. The transaction was approved by Ministry of Commerce of Anhui Province and registered with Administration and Industry of Commerce of Lu An City.

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

Basis of Presentation

The accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements and notes are representation of management.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries CEH Delaware and Guoying. All significant inter-company transactions and balances, such as due to/due from, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

 Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates and assumptions are used for, but not limited to: (1) allowance for trade receivables, (2) economic lives of property, plant and equipment, (3) asset impairments, and (4) contingency reserves. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

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

Inventory

Inventory is stated at the lower of cost determined on a weighted average basis or net realizable value. Cost of inventory is comprised of the cost of acquiring electronic products sold plus freight in cost incurred acquiring the electronic products.  The freight in cost is allocated to the individual product purchased.  Net realizable value is equal to the estimated selling price, in the ordinary course of business, less estimated selling costs, completion and disposal. Inventory as of March 31, 2014 and December 31, 2013 consisted of:

Description	As of March 31, 2014	As of December 31, 2013
Electronic products	$3,027,926	$5,449,341

Advance

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

Construction in Progress

During 2011, the Company started construction of four buildings, 4,800 square meters each and 19,200 square meters in total, on its Pingqiao land. These four buildings were intended to be used as warehouses to build the Company’s logistic center. The Company did not have sufficient capital to continue building the construction and has disposed the construction of logistics center on July 28, 2013. See Note 14 – Discontinued Operations.

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
At December 31, 2013, the Company assessed its long-lived assets and has concluded that cash flows generated by its ongoing business, which incorporate significant use of the property, plant and equipment, did not provide sufficient profit. Therefore, the Company recorded $271,256 impairment loss for its plant and equipment. Simultaneously, the Company also recorded $31,134,887 impairment loss for long-term assets held for sale. See Note 14 – Discontinued Operations.

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

Payments received before all of the relevant criteria for revenue recognition satisfied are recorded as unearned revenue. Unearned revenue amounted to $67,245 and $0 as of March 31, 2014 and December 31, 2013 respectively.

Product sales revenue represents the invoice value of goods, net of the value-added taxes (“VAT”). The Company has been giving tax holiday status by the PRC local government. The Company benefits a reduced fixed annual tax rate in amount of no less than RMB 7,500 (approximately $1,200) for both income taxes and VAT.

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

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging initial franchise fee, continuing fee and royalty to co-operative stores. As such, total franchise fees for the three months ended March 31, 2014 and 2013 were $0.

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

Shipping and Handling Costs

ASC 605-45-20 (formerly EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs”) establishes standards for the classification of shipping and handling costs. Shipping and Handling costs include shipping and handling costs related to shipping and handling the Company's products from  warehouse to buyers’ designated locations at exclusive or non-exclusive franchise stores, and company owned stores (collectively referred to as the “Stores”). Shipping and handling costs that are billed to Stores are classified as revenue, while those costs not billed to Stores are classified as selling expenses. Shipping and handling costs billed to customers and included within revenue for the three months ended March 31, 2014 and 2013 were $0 because the Company did not charge any shipping and handling expenses from Stores. Shipping and handling costs not billed to Stores and included within selling expenses for the three months ended March 31, 2014 and 2013 were $78,846 and $75,800 respectively.

Advertising Costs

The Company records advertising costs as incurred. Advertising costs in the amounts of $123,429 and $51,926 were included in selling expenses for the three months ended March 31, 2014 and 2013 respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of March 31, 2014 and December 31, 2013, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at March 31, 2014 and December 31, 2013.

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

Exchange Rates	3/31/2014	12/31/2013	3/31/2013
Year end RMB: US$ exchange rate	6.1619	6.1891	6.2702
Average RMB: US$ exchange rate	6.1156	6.1145	6.2753

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

The Company’s financial instruments consist mainly of cash and bank loans. Bank loans are reflected in the accompanying financial statements at historical cost, which approximates fair value due to the short-term nature of these instruments. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of debt obligations also approximates its carrying value due to the short-term nature of the instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table presents the Company’s financial assets and liabilities in accordance with the hierarchy set forth in ASC 820-10:

	Quoted in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2014
Financial assets:
Cash	$28,805	$-	$-	$28,805
Total financial assets	$28,805	$-	$-	$28,805

Financial Liabilities:
Bank loan	$1,298,301	$-	$-	$1,298,301
Total financial liabilities	$1,298,301	$-	$-	$1,298,301

	Quoted in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2013
Financial assets:
Cash	$26,269	$-	$-	$26,269
Total financial assets	$26,269	$-	$-	$26,269

Financial Liabilities:
Total financial liabilities	$-	$-	$-	$-

In January 2008, the Company adopted ASC 825-10, Fair Value Option for Financial Assets and Financial Liabilities, and has elected not to measure any of the Company’s current eligible financial assets or liabilities at fair value. ASC 825-10 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, ASC 825-10 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. ASC 825-10 became effective January 1, 2008. The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the three months ended March 31, 2014.

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

There was no stock based compensation for the three months ended March 31, 2014 and 2013.

Employee Welfare Plan

The employees of the Company participate in the defined contribution welfare plan managed by the local government authorities whereby the Company is required to contribute to the schemes at fixed rates of the employees’ salary. The Company’s contributions to this plan are charged to statement of operations when incurred. The Company has no obligations for the payment of retirement and other post-retirement benefits of staff other than the contributions described above. The total expenses for the welfare plan were $22,158 and $34,678 for the three months ended March 31, 2014 and 2013 respectively.

Subsequent Events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company concludes that there is no subsequent events that would require adjustments or disclosure to the consolidated financial statements as of and for the three months ended March 31, 2014.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On July 18, 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2013-11”). The ASU presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force), which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss (NOL) carry forward, or similar tax loss or tax credit carry forward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carry forward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

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

3.	Accounts Receivable

Accounts receivable	As of March 31, 2014	As of December 31, 2013
Exclusive franchise stores	$4,760,385	$2,633,882
Non-exclusive franchise stores	476,870	200,470
Accounts receivable, gross	5,237,255	2,834,352
Less: allowance for doubtful accounts	(2,613,703)	(1,735,234)
Accounts receivable, net	$2,623,552	$1,099,118

Allowance for doubtful accounts	As of March 31, 2014	As of December 31, 2013
Beginning balance	$(1,735,234)	$(362,016)
Allowance provided	(1,245,764)	(1,756,405)
Recovery	368,363	368,886
Foreign currency adjustment	(1,067)	14,301
Ending Balance	$(2,613,703)	$(1,735,234)

Accounts receivable aging analysis	As of March 31, 2014	As of December 31, 2013
1-30 Days	$663,139	$718,809
30-60 Days	1,174,323	190,477
61-90 Days	786,090	189,832
Over 90 Days	-	-
Total	$2,623,552	$1,099,118

4.	Other Receivables

Description	Note	As of March 31, 2014	As of December 31, 2013
Hongrong Real Estate Company	(1)	$2,267,158	$2,257,194
Mr. Li Xiaoyu (Buyer of Opto-Electronics)	(2)	3,560,590	3,544,942
Subtotal		5,827,748	5,802,136
Less: allowance	(1)	(2,267,158)	(2,257,194)
Total		$3,560,590	$3,544,942

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

(2). See Note 14 - Discontinued Operations

5.	Advance to Suppliers

The current advance to suppliers amounted $6,962,928 and $7,432,827 as of March 31, 2014 and December 31, 2013 respectively. As a wholesaler of consumer electronics and appliances, the Company purchased products from large distributors, including Sony, Samsung, LG, Haier, etc. Pursuant to purchase agreements with these large suppliers, advance deposit in significant amount of following year purchase is mandatory. Therefore, the Company deposited advance to suppliers for 2014 purchase at the end of year 2013 and the beginning of 2014.

6.	Property, Plant and Equipment

As of March 31, 2014		Accumulated
Category of Asset	Cost	Depreciation	Net
Vehicle	$74,747	$39,541	$35,205
Furniture and equipment	48,872	27,396	21,476
	$123,619	$66,937	$56,681

December 31, 2013		Accumulated
Category of Asset	Cost	Depreciation	Net
Vehicle	$74,418	$(35,831)	$38,587
Furniture and equipment	44,947	(25,644)	19,303
	$119,365	$(61,475)	$57,890

Depreciation expenses were $5,462 and $20,690 for the three months ended March 31, 2014 and 2013 respectively.

7.	Bank Loans

			As of	As of
	Interest Rate		March 31,	December 31,
Name of Creditor	Per Annum	Maturity	2014	2013
Rural Credit Cooperatives of Lu’an	10.08%	1/3/2015	$1,298,301	$-

The Company entered into a loan agreement with Rural Credit Cooperative of Lu’an in amount of $1,298,301 at interest rate of 10.08% per annum due by January 3, 2015. Such loan is guaranteed by Lu'an Senyuan Ecological Park Ltd. and secured by the forestry plants grown on its land. Rural Credit Cooperative of Lu’an does not implement restrictive covenants such as minimum bank balance, level of working capital, or net income requirement on above loan.

8.	Accounts Payable and Accrued Expenses

Description	As of March 31, 2014	As of December 31, 2013
Accrued payroll	$66,085	$58,008
Claimed unpaid legal fee in dispute	145,308	145,308
Total	$211,393	$203,316

9.	Capitalization

The Company’s outstanding securities at March 31, 2014 are shown in the following table:

	Authorized Shares	Shares Issued and Outstanding
Common Stock	150,000,000	16,775,113
Preferred Stock	50,000,000	-

	Strike Price	Contractual Life	Expiration Date	Shares Issued and Outstanding	Weighted Average Fair Value
Series E Warrants	$0.25	5 years	07/13/2015	1,000,000	$4.12
Series F(i) Warrants	$1.75	5 years	07/13/2015	31,429	$2.64
Series F(ii) Warrants	$2.64	5 years	07/13/2015	94,329	$1.77
Series F(iii) Warrants	$2.64	5 years	07/13/2015	104,592	$1.77

Common Stock

Total 150,000,000 shares of common stock, par value $0.0001 per share, are authorized. 16,775,113 shares were issued and outstanding at March 31, 2014.

Preferred Stock

Total 50,000,000 shares of preferred stock, par value $0.0001 per share, are authorized. 0 share was issued and outstanding at March 31, 2014.

Warrants

Total 1,230,350 warrants, including 1,000,000 series warrants E and 230,350 series warrants F, were outstanding at March 31, 2014. 314,285 series warrants A, 314,285 series warrants B, 497,303 series warrants C, 497,303 series warrants D, and 50,000 series warrants G have been expired on July 9, 2013. The Company used the Black-Scholes option pricing model to calculate the values of these warrants. The following table depicts the assumptions that were employed in the model:

Warrants	Series: E and F(i,ii,iii)
Annual dividend yield	-
Risk-free interest rate	0.30%
Expected volatility	12%
Year to maturity	5.00

10.	Income Taxes

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions – the PRC and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income taxes purpose. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Accordingly, the Company has no deferred tax assets.

Effective tax rates were approximately 0% and 0% for the three months ended March 31, 2014 and 2013 respectively. Central government tax benefits which have been granted to Guoying will expire on December 31, 2017 and local government tax benefits will expire on December 31, 2016. The Company’s effective tax rate was lower than the U.S. federal statutory rate due to the fact that its operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2014 and 2013:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
U.S. Statutory rates	34.00%	34.00%
Foreign income not recognized in USA	(34.00%)	(34.00%)
China income taxes	25.00%	25.00%
China income tax exemption	(25.00%)	(25.00%)
Total provision for income taxes	0.00%	0.00%

The provision for income taxes from continuing operations on income consists of the following for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
US current income tax expense	$-	$-
Federal	-	-
State	-	-
PRC current income tax expense	-	-
Total provision for income tax	$-	$-

United States of America

As of March 31, 2014, the Company in the United States had approximately $1,404,996 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. As of March 31, 2014 and December 31, 2013, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at March 31, 2014 and December 31, 2013.

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014	As of December 31, 2013
Net operation loss carry forward	$(1,404,996)	$(1,404,996)
Total deferred tax assets	-	-
Less: valuation allowance	-	-
Net deferred tax assets	-	-
Change in valuation allowance	$-	$-

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax and VAT benefit approval to Guoying on September 2, 2007 providing that Guoying was eligible to enjoy a reduced tax rate valid from October 1, 2007 until December 31, 2010. On January 10, 2011, the State Tax Bureau of Lu’an City renewed the term of tax benefit approval until December 31, 2013. However, according to the approval, Guoying has an option to pay more tax per year at its discretion. Therefore, currently, Guoying is charged at a fixed annual amount of reduced tax rate of no less than RMB 7,500 per year that changes to cover all types of taxes including income taxes and VAT. There were no significant book and tax basis differences. On January 1, 2014, the State Tax Bureau of Lu'an City renewed the term of tax benefit approval. Pursuant to the renewal approval, Guoying is continuing to enjoy the same income tax and VAT benefits until December 31, 2017.

11.	Concentration of Credit Risks, Uncertainties, Contingencies, and Commitments

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

For the three months ended March 31, 2014, there is no major customer that individually comprised more than 10% of the Company’s total sales. There are three major suppliers individually accounting for over 10% of the Company’s total purchase. These three major suppliers accounted for 90.37% of total purchase:

Suppliers	Three Months Ended March 31, 2014%
Lu’an Jinan District Shenfa Electronics Co., Ltd.	$917,990	26.15%
Lu'an Future Star Co., Ltd.	1,713,675	48.81%
Shanghai Shangling Electronics Manufacture Co., Ltd. - Hefei Branch	540,947	15.41%
	$3,172,612	90.37%

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company is in litigation with its prior attorney, who commenced an action against the company in the Supreme Court of the State of New York County of New York on February 2011 for approximately $145,308 plus accrued interest for legal services provided to China Financial Services, a financial advisory firm, on behalf of the Company. The Company intends to contest this action and believes that there are defenses available to the Company. This amount has been accrued as of March 31, 2014 and was included in accrued expenses.

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates. The Company incurred rent expenses of $35,338 and $40,384 for the three months ended March 31, 2014 and 2013 respectively.

The lease expenses for the next three years are estimated to be as follows:

Three Months Ended March 31,
2015	$141,090
2016	117,732
2017	117,732
$376,554
Obligations for Land Use Rights

The Company entered into a Land Investment Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 164,983 square meters (approximately 300 Chinese acres) to be issued by local people's government where our construction and investment project will be built.  The land use rights certificate is to be approved and issued by People’s Government of Yu An District and Pingqiao Committee is the management committee in charge of project investment on this parcel of land. 120 Chinese acres of this land is for commercial use and 180 Chinese acres of this land is for industrial use. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receives the land use rights certificate issued by PRC government pursuant to the Land Investment Agreement.  The Company received a land use rights certificate issued by Yu An people’s government on April 16, 2012 with a term of 50 years until 2062 for a 38,449 square meter portion of the land which has been collateralized for a loan of RMB 5 million to a bank, including the 19,200 square meters where the four warehouses were built. This loan was paid back by the Company on December 21, 2013. The Company waited to receive the land use rights certificate for the remaining 126,534 square meters of Pingqiao land. The government may not remove the Company’s facilities from the land which the Company has obtained the land use right certificate but could remove any future constructions that the Company builds on the land which the Company has not obtained land use rights certificate. Due to burdensome and repetitive approval procedures, the Company has not been granted land use rights certificate for the rest of land. The Company disposed the land use rights on July 28, 2013. Buyer carries a contractual obligation to obtain a land use rights certificate for the remaining 126,534 square meters of Pingqiao land. The Company is no longer obligated to pay the remaining $3.7 million. See Note 14 – Discontinued Operations.

12.	Operating Segments

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

The following table presents a summary of operating information and balance sheet information:

	Three Months Ended March 31, 2014	Three Months Ended March 31,2013
Revenues from unaffiliated customers:
Exclusive franchise stores	$3,754,949	$3,909,069
Non-exclusive stores	403,303	401,690
Company owned stores	286,350	1,193,501
Consolidated	4,444,602	5,504,260
Gross Profit:
Exclusive franchise stores	349,743	324,738
Non-exclusive stores	(134,737)	32,733
Company owned stores	(79,544)	126,271
Consolidated	135,462	483,742

Depreciation and amortization:
Exclusive franchise stores	-	-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	5,462	154,607
Consolidated	5,462	154,607

Capital expenditures:
Exclusive franchise stores	-	-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	-	805
Consolidated	-	805

	As of March 31, 2014	As of December 31, 2013
Identified Assets:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	16,406,542	17,868,906
Consolidated	$16,406,542	$17,868,906

13.	Earnings Per Share

Components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net income (loss)	$(2,971,746)	$8,596
Net income (loss) attributable to China Electronics Holding, Inc.	(2,971,746)	8,221
Net income (loss) attributable to minority interest	-	375

Original Shares of Common Stock	16,775,113	16,775,113
New Issuance of Common Stock	-	-
Basic Weighted Average Shares Outstanding	16,775,113	16,775,113

Addition to Common Stock from exercise of Warrants	-	-
Diluted Weighted Average Shares Outstanding	16,775,113	16,775,113

Earnings Per Share
- Basic	$(0.18)	$-
- Diluted	$(0.18)	$-

Weighted Average Shares Outstanding
- Basic	16,775,113	16,775,113
- Diluted	16,775,113	16,775,113

14.	Discontinued Operations

(1)
On June 29, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell assets and ownership of its subsidiary Opto-Electronics for total consideration of RMB 5,940,000 (approximately $969,479). The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. No gain or loss was recognized for this disposal in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2013.

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

On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an asset sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of RMB 20,000,000 (approximately $3,239,810) to be paid in three installments of: a) RMB 5,000,000 (approximately $809,952), b) RMB 10,000,000 (Approximately $1,619,904) and c) RMB 5,000,000 (approximately $809,952) due on December 31, 2013, 2014 and 2015 respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% monthly of the outstanding balance. On December 26, 2013, the Company agreed Opto-Electronics' buyer Mr. Li Xiaoyu's request to extend the payment schedule. The company received 990,000 RMB paid from Mr. Li Xiaoyu on May 16, 2014, with the rest being deferred and to be paid continuously in the future.

The Company’s business strategy has been to become a significant retailer and wholesaler of consumer electronics and appliances to rural markets in China with a goal of having a national distribution network throughout China. The Company’s decision to discontinue and sell its Opto-Electronics subsidiary and its logistics business on the Pingqiao land reflects its belief that:  a) The industry in which Opto-Electronics was to compete has become more competitive and less profitable; b) the Company would like to continue using its working capital to focus on developing its wholesale and retail business; c) the Company does not have sufficient capital to complete the construction of its logistics facility.

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

The following tabulation presents the calculation of the impairment loss, the difference between the sales price and the carrying value of the long-term assets held for sale:

For Year Ended December 31, 2013
Land use rights	$15,400,551
Construction in progress	8,351,534
Advance for construction of plant and equipment	10,653,692
34,405,776
Less: sales price	(3,270,889)

Impairment loss	$31,134,887

15.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2014, the Company has an accumulated deficit of $9,739,997 because the Company continued to incur operating losses over the past several periods and has recorded an impairment loss of $31,134,887 for the disposal of long lived assets in 2013.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2014 and 2013, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Overview

China Electronics Holdings, Inc. (the “Company”), formerly named Buyonate, Inc. and the public company, was incorporated in the State of Nevada on July 9, 2007. The Company’s business operations are conducted through its indirectly owned operating subsidiary, Lu’an Guoying Electronic Sales Co., Ltd., a domestic PRC corporation, (“Guoying”) established on January 4, 2002 to engage in wholesale and retail of electronics consumer products to rural areas in An Hui province in the People’s Republic of China.  In a series of reverse acquisitions consummated between 2008 and 2010, (i) Guoying became 100% owned by China Electronic Holdings, Inc (“CEH Delaware”), a development stage company organized in the State of Delaware on November 15, 2007 and (ii) CEH Delaware, in turn, became the wholly-owned subsidiary of the Company.   Both transactions were recorded as recapitalizations of Guoying, with Guoying being treated as the continuing entity in each instance and resulting in Guoying’s historical financial statements effectively becoming the financial statements presented in the Company’s financial reporting.

In August 2012, Guoying and its CEO and Chairman, Mr. Hailing Liu, contributed $945,054 (RMB 5,940,000) and $9,546 (RMB 60,000), representing 99% and 1% registered capital, respectively, to establish Lu’an Guoying Opto-Electronics Technology Co., Ltd. (“Opto-Electronics”).   As discussed below, on June 29, 2013 the Company through its indirectly wholly owned subsidiary Guoying executed a share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell its 99% ownership interest in its subsidiary Opto-Electronics for total consideration of $959,752 (RMB 5,940,000).

Hailong Liu as the Company’s sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  He is also the CEO and Chairman of Guoying, its operating subsidiary.

Mr. Liu also effectively controls the Company, holding shares approximating 68.9% of the voting power of the Company’s outstanding capital stock as of March 31, 2014.  Under a call option agreement and voting trust agreement entered into on July 9, 2010 with Sherry Li, the nominee shareholder respectively for the former Guoying shareholders and the former CEH Delaware stockholders in connection with the above referenced recapitalizations, Mr. Liu received  options exercisable for 11,556,288 shares of common stock in the Company. Pursuant to the terms of the Call Option Agreement, Mr. Liu received 5,778,144 shares in August 2010 and 5,778,144 shares in January 2013 from Ms. Sherry Liu pursuant to the vesting schedule set forth in the Call Option Agreement.

Results of Operations

Wholesale and Retail of Consumer Electronics Appliances

We operated 1 company-owned store as of March 31, 2014. We do not expect to close this store or open any new company-owned stores in the next quarter ending June 30, 2014.

As of March 31, 2014, we have exclusive franchise agreements with 134 exclusive franchise stores operated under the Guoying brand name (the “Exclusive Franchise Stores”). We entered into a franchise agreement with 91, 25 and 1 new exclusive franchise stores in 2012, 2013 and first quarter of 2014, respectively. We terminated our exclusive franchise agreements with 131, 198 and 0 exclusive franchise stores in 2012, 2013 and first quarter of 2014, respectively. Both our Company-owned stores and our exclusive franchise stores only sell merchandise that we provide as their exclusive wholesaler, and such merchandise includes Guoying branded products as well as products from major wholesalers and manufacturers, such as Sony, Samsung and LG. We expect to open 10 new exclusive franchise stores in the quarter ending June 30, 2014.

As of March 31, 2014, we have non-exclusive franchise agreements with 16 stores (the “Non-Exclusive Franchise Stores”) to which we provide Guoying branded merchandise on a non-exclusive wholesale basis. We entered into franchise agreements with 20, 1 and 0 non-exclusive franchise stores in 2012, 2013 and the first quarter of 2014, respectively. We terminated our non-exclusive franchise agreements with 198, 161 and 0 non-exclusive franchise stores in 2012, 2013 and first quarter of 2014, respectively. We do not expect to open or close any non-exclusive franchise stores in the next quarter.

We currently target customers in county, township and villages (the third, fourth and fifth tiers of markets) in rural areas in Anhui Province of China. Our distribution and sales network currently covers twelve districts and counties in Anhui province, namely Shou County, Shu City, Jin An, Yu An, Huo Shan, Jinn Sai, HuoQiu, Gu Shi, Ye Ji, Fei West, Fei East, and Huai Nan Districts. We expect to expand our business to the following districts in the next twelve months after March 31, 2014.

Prior to 2014, our Board decided to terminate our exclusive and non-exclusive franchise agreements with a number of stores in order to strengthen and grow the Company’s business. This decision followed from us concluding that the rapid growth of the number of stores serviced by the Company and aggressive business expansion had caused deficiencies in the Company’s internal controls and management. Criteria used when determining to close stores (“Disqualified Exclusive Stores” and “Disqualified Non-Exclusive Stores”) includes: (i) whether exclusive franchise store sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) whether exclusive and non-exclusive franchise stores failed to obey the Company’s pricing, resulting in lower profit margins;and (iii) to the extent stores located remotely Lu An City resulted  in unacceptable transportation and logistics expenses to us. During the three months ended March 31, 2014, we did not close our company-owned store or terminate contracts with any of the exclusive franchise stores or  non-exclusive franchise stores. We will continue to evaluate and decide if we need to terminate any more stores in the future.

Logistics and Transportations In order to improve its cash flows from operations and working capital, the Company decided in 2013 to redeploy its capital to meet the requirements of its business plan, and accordingly classified its logistics and transportation centers, which were still under construction, as a component of discontinued operations on June 30, 2013. Assets associated with the logistics and transportation centers have been classified as long-term assets held for sale and include: a) construction in progress, b) advances for the construction of property and equipment, and c) land use rights the Company acquired through Pingqiao Industrial Park in Lu’an City.

As part of this redeployment, we ceased construction of logistic centers on 38,449 square meters of the land located at Pingqiao Industrial Park. Our plan had been to construct four warehouses/logistics centers to provide distribution channels and logistics transportation services to deliver merchandise and Guoying branded products to counties, townships and villages in Hubei, Henan and Anhui provinces.  Construction on the four warehouses had been on-going since October 2011. Each warehouse is 4,800 square meters. We currently stopped the construction of four logistics centers due to lack of sufficient capital.

On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an asset sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of $3,239,810 (RMB 20,000,000) to be paid in three installments of: a) $809,952 (RMB 5,000,000), b) $1,619,906 (RMB 10,000,000) and c) $809,952 (RMB 5,000,000) due December 31, 2013, 2014 and 2015, respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% monthly of the outstanding balance.  On December 26, 2013, the Company agreed Opto-Electronics' buyer Mr. Li Xiaoyu's request to extend the payment schedule. The Company received 990,000 RMB payment from Mr. Li Xiaoyu on May 16, 2014 and the rest has been deferred and will be paid continuously in the future.

The sales price of the 38,449 square meters land with land use rights certificate was appraised by an independent appraisal firm, Luan Century Price Evaluation Consultative Co., Ltd., on April 24, 2013. The appraisal firm concluded the fair market value of the 38,449 square meter portion of the land for which the Company has receiveda land use rights certificate with a term extending to the year of  2062 was $1,774,722 (RMB 11,073,378). The appraised value excluded the remaining 126,534 square meters of Pingqiao Land for which the Company has not received a land use rights certificate. Further, pursuant to Article 2 of the Sales Agreement, 1) Opto-Electronics is obligated to negotiate with the Yu An government to: a) obtain the land use rights certificate for  the remaining 126,534 square meters of land and b) pay to the Company the  agreed upon purchase price of the remaining land up to the amount which the Company has advanced to the Pingqiao Committee; and 2) upon completion of the logistics center by Opto-Electronics, the Company has a right of first refusal to lease the building at a favorable rent.

The Company assessed its long-term assets held for sale associated with the logistics and transportation centers based on above mentioned events and circumstances and determined that a write-down was necessary because the sales price of the long-term assets held for sale was significantly less than their carrying value. For the three months ended March 31, 2014, the Company has recorded a $0 impairment loss in the consolidated statements of operations and comprehensive income.

The Company’s business strategy has been to become a significant retailer and wholesaler of consumer electronics and appliances to rural markets in China with a goal of having a national distribution network throughout China. The Company’s decision to discontinue and sell its Opto subsidiary and its logistics business on the Pingqiao land reflects its belief that:  a) The industry in which Opto-Electronics was to compete had become more competitive and less profitable; b) the Company would like to use its working capital to focus on developing its wholesale and retail business;  c) the Company does not have sufficient capital to complete the construction of its logistics facility.

Three Months ended March 31, 2014 Compared with Three Months ended March 31, 2013

Revenues

Our net revenue for the three months ended March 31, 2014 was $4,444,602, a decrease of 19.3%, or $1,059,658, from $5,504,260 for the three months ended March 31, 2013.

For the three months ended March 31, 2014, net revenue from exclusive franchise stores was $3,754,949, a decrease of 3.9%, or $154,120, from $3,909,069 for the three months ended March 31, 2013. There were 134 exclusive franchise stores as of March 31, 2014, compared to the 133 exclusive franchise stores as of December 31, 2013 and 306 exclusive franchise stores as of March 31, 2013. The decreased revenue can be attributed to fewer number of exclusive stores and decreased sales from some product lines resulting from less demand and more competition.

For the three months ended March 31, 2014, net revenue from non-exclusive stores was $403,303, an increase of 0.4%, or $1,613, from $401,690 for the three months ended March 31, 2013. There were 16 non-exclusive stores as of March 31, 2014, compared to the 176 non-exclusive stores as of March 31, 2013. As noted above, the Company decided in 2013 to begin terminating its franchise arrangements based on certain enumerated criteria. The Company entered into no new non-exclusive franchise agreements in the first quarter of 2014. The revenue remains stable without significant decline because the Company terminated contracts with non-exclusive franchise stores that generated little revenue and maintained contracts with stores that have business with the company’s top 20 largest customers.

For the three months ended March 31, 2014, net revenue from company owned stores was $286,350, a decrease of 76.0%, or $907,151, from $1,193,501 for the three months ended March 31, 2013. The decreased revenue from company-owned stores was mainly because of decreased sales from some product lines, less demand, less advertising efforts and more competition from e-commerce retail and wholesale business.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the three months ended March 31, 2014 and 2013 are as follows:

Three Months-Ended 03/31/2013	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$401,690	$3,909,069	$1,193,501	$5,504,260
Cost of Sales	$368,957	$3,584,331	$1,067,230	$5,020,518
Gross Profit	$32,733	$324,738	$126,271	$483,742

Three Months-Ended 03/31/2014	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$403,303	$3,754,949	$286,350	$4,444,602
Cost of Sales	$538,040	$3,405,206	$365,894	$4,309,140
Gross Profit	$(134,737)	$349,743	$(79,544)	$135,462

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2013 and that have been in continuous operation as of March 31, 2014 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2013 or 2014. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in three months ended March 31, 2014 and 2013, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$364,345	$91,637	$272,708	298%
Exclusive Franchise Stores	$805,737	$2,686,705	$(1,880,968)	(70)%
Company-Owned Stores	$286,350	$1,032,026	$(745,676)	(72)%
Total	$1,456,432	$3,810,368	$(2,353,936)	(62)%

The primary reason for the decrease in Same Stores Sales was the decrease in sales from exclusive stores (“Same Exclusive Franchise Stores”), and decrease in sales from company-owned stores (“Same Company-Owned Stores”), offset by increase in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”). The increase in our sales in Same Non-Exclusive Franchise stores is a result of better promotion during the three months ended March 31, 2014 compared to the same period last year and closing in late 2013 of Same Non-Exclusive Franchise stores with poor sales performance. The decrease of sales in Exclusive franchise stores and decrease in sales in Company-Owned stores are due to less demand and more competition. The Company estimates that the sales from same stores will increase during the three months ended June 30, 2014 due to the increased demand from customers, new products introduced by the Company, and more advertising efforts by the Company.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Number of Same Stores	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013
Non-Exclusive Franchise Stores	15	15
Exclusive Franchise Stores	108	108
Company-Owned Stores	1	1

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$24,290	$6,109	$18,181	298%
Exclusive Franchise Stores	$7,461	$24,877	$(17,416)	(70)%
Company-Owned Stores	$286,350	$1,032,026	$(745,676)	(72)%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened or with which we entered into a franchise agreement in either 2014 or 2013 that are in existence under normal business operations as of March 31, 2014 and excluding stores that closed in 2014 or 2013 (“New Stores”). New Store Sales are defined as sales from the New Stores. 2013 New Store Sales refer to the sales from New Stores opened or with which we entered into a franchise agreement in 2013 and not closed in 2014. 2014 New Store Sales refer to the sales generated in 2014 from both New Stores opened or with which we entered into a franchise agreement in 2013 and 2014 that have not closed as of the end of March 31, 2014.

New Stores Sales operating in three months ended March 31, 2014 and 2013, and the increase experiences at a percentage are as follows:

New Store Sales	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$38,958	$-	$38,958	100%
Exclusive Franchise Stores	$2,949,212	$-	$2,949,212	100%
Company-Owned Stores	$-	$-	$-	-%
Total	$2,988,170	$-	$2,988,170	100%

The primary reason for the increase in New Stores Sales was the increase of sales from new exclusive franchise stores (the “New Exclusive Franchise Stores”) and the increase in sales from new non-exclusive franchise stores (the “New Non-Exclusive Franchise Stores). The increase of sales from New Non-Exclusive Franchise Stores resulted from the addition of one (1) New Non-exclusive Franchise Stores as of March 31, 2014, as compared to March 31, 2013. Likewise, the increase of sales from exclusive stores resulted from 26 New Exclusive Franchise Stores as of March 31, 2014, as compared to none at March 31, 2013. The Company estimates that the sales from new stores will increase during the next three months ended June 30, 2014 due to opening more new stores and more promotion events and advertising efforts by the Company.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

Number of New Stores	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013
Non-Exclusive Franchise Stores	1	-
Exclusive Franchise Stores	26	-
Company-Owned Stores	-	-

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$38,958	$-	$38,958	100%
Exclusive Franchise Stores	$113,431	$-	$113,431	100%
Company-Owned Stores	$-	$-	$-	-%

Sales and Average Per Store Sales of Closed Stores

Closed Stores are defined as stores that were closed or with which the Company terminated its agreement in either 2014 or 2013 (the “Closed Stores”). Closed Store Sales are defined as sales from the Closed Stores. 2013 Closed Store Sales refer to sales generated in 2013 from stores whose franchise agreements were terminated or which closed in 2013 or 2014. 2014 Closed Store Sales refer to sales generated in 2014 from stores whose franchise agreements were terminated or which closed in 2014.

Closed Store Sales in three months ended March 31, 2014 and 2013, and the change experienced as a percentage are as follows:

Closed Store Sales	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$310,053	$(310,053)	(100)%
Exclusive Franchise Stores	$-	$1,222,364	$(1,222,364)	(100)%
Company-Owned Stores	$-	$161,475	$(161,475)	(100)%
Total	$-	$1,693,892	$(1,693,892)	(100)%

Franchise agreements that were terminated or which closed in 2013 generated no sales for the Company in the three months ended March 31, 2014. Going forward, the Company is resolved to close or terminate additional franchise arrangements, focusing on (i) those exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) those exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) those stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) those stores that sold brands of merchandise not supplied by us. The Company estimates that the sales from closed stores will decrease during the next three months ended June 30, 2014 due to our termination of contracts with those stores and the decline of their own business due to less customer demand.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Number of Closed Stores	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013
Non-Exclusive Franchise Stores	161	161
Exclusive Franchise Stores	198	198
Company-Owned Stores	0	1

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$1,926	$(1,926)	(100)%
Exclusive Franchise Stores	$-	$6,174	$(6,174)	(100)%
Company-Owned Stores	$-	$161,475	$(161,475)	(100)%

Other information

The following is a summary of revenue by product line for the three months ended March 31, 2014 and 2013:

	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013
Solar Power Products	$647,594	$738,771
Air Conditioner	$1,218,848	$1,542,936
Refrigerator	$403,116	$389,491
TV	$707,790	$1,421,471
Washer	$251,464	$969,349
Others	$1,215,790	$442,242
Total	$4,444,602	$5,504,260

The decrease of revenue for the three months ended March 31, 2014 compared to the same period last year is mainly due to the decreased sales of Air-conditioners, Washer and TV offset by increased sales from other products.

Air-conditioners sales decreased by $324,088, or 21.0%, from $1,542,936 in the three months ended March 31, 2013 to $1,218,848 in the same period in 2014. The decrease is due to more competition, especially from Internet sales providers. The Company predicts that the market demand will keep decreasing and that the sales of air-conditioners products will continue decreasing in the three months ended June 30, 2014.

Washer sales decreased by $717,885, or 74.1%, from $969,349 in the three months ended March 31, 2013 to $251,464 in the same period in 2014. The decrease is due to more competition, especially from Internet sales providers. The Company predicts that the market demand will keep decreasing and that the sales of washer products will continue decreasing in the three months ended June 30, 2014.

TV sales decreased by $713,681, or 50.2%, from $1,421,471 in the three months ended March 31, 2013 to $707,790 in the same period in 2014. The decrease is due to more competition, especially from Internet sales providers. The Company predicts that the market demand will keep decreasing and that the sales of TV products will continue decreasing in the three months ended June 30, 2014.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2014 was $4,309,140, a decrease of $711,378, or 14.2%, compared to $5,020,518 for the three months ended March 31, 2013. The decrease was mainly due to the decrease in sales.

	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013

Cost of goods sold from non-exclusive stores	$538,040	$368,957
Cost of goods sold from exclusive franchise stores	3,405,206	3,584,331
Cost of goods sold from company-owned stores	365,894	1,067,230
Cost of goods sold	$4,309,140	$5,020,518

For the three months ended March 31, 2014, cost of goods sold from non-exclusive stores was $538,040, an increase of 45.8%, or $169,083, from $368,957 for the three months ended March 31, 2013. The increase was in line with the increase in sales from non-exclusive stores.

For the three months ended March 31, 2014, cost of goods sold from company-owned stores was $365,894, a decrease of 65.7%, or $701,336, from $1,067,230 for the three months ended March 31, 2013. The decrease was in line with the decrease in sales from company-owned stores.

For the three months ended March 31, 2014, cost of goods sold from exclusive franchise stores was $3,405,206, a decrease of 5.0%, or $179,125, from $3,584,331 for the three months ended March 31, 2013. The decrease was in line with the decrease in sales from exclusive stores.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$481,264	$84,219	$397,045	471%
Exclusive Franchise Stores	$685,666	$2,463,129	$(1,777,463)	(72)%
Company-Owned Stores	$365,894	$1,067,230	$(701,336)	(66)%
Total	$1,532,824	$3,614,578	$(2,081,754)	(58)%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$32,084	$5,615	$26,469	471%
Exclusive Franchise Stores	$6,349	$22,807	$(16,458)	(72)%
Company-Owned Stores	$365,894	$1,067,231	$(701,337)	(66)%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$56,776	$-	$56,776	100%
Exclusive Franchise Stores	$2,719,540	$-	$2,719,540	100%
Company-Owned Stores	$-	$-	$-	-%
Total	$2,776,316	$-	$2,776,316	100%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$56,776	$-	$56,776	100%
Exclusive Franchise Stores	$104,598	$-	$104,598	100%
Company-Owned Stores	$-	$-	$-	-%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$284,738	$(284,738)	(100)%
Exclusive Franchise Stores	$-	$1,121,202	$(1,121,202)	(100)%
Company-Owned Stores	$-	$-	$-	-%
Total	$-	$1,405,940	$(1,405,940)	(100)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$1,769	$(1,769)	(100)%
Exclusive Franchise Stores	$-	$5,663	$(5,663)	(100)%
Company-Owned Stores	$-	$-	$-	-%

Other information

The following is a summary of cost of goods sold by product line for the three months ended March 31, 2014 and 2013:

	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013
Solar Power Products	$597,223	$681,169
Air Conditioner	$1,157,528	$1,397,260
Refrigerator	$458,008	$353,194
TV	$688,983	$1,301,785
Washer	$242,801	$880,593
Others	$1,164,597	$406,517
Total	$4,309,140	$5,020,518

Gross Profit

Gross profit for the three months ended March 31, 2014 was $135,462, a decrease of $348,280, or approximately 72.0%, compared to $483,742 for the three months ended March 31, 2013.

For the three months ended March 31, 2014, gross profit for non-exclusive stores was a loss of $134,737, a decrease of 511.6%, or $167,470, from $32,733 for the three months ended March 31, 2013. The decrease was mainly due to certain of our products were caused by water damage and the company disposed those products at lower or discounted price.

For the three months ended March 31, 2014, gross profit for exclusive franchise stores was $349,743, an increase of 7.7%, or $25,005, from $324,738 for the three months ended March 31, 2013. The increase was mainly due to that the sales from exclusive franchise stores decreased less than the decrease of cost of goods sold of exclusive franchise stores.

For the three months ended March 31, 2014, gross profit for company-owned stores was loss of $(79,544), a decrease of 163.0%, or $205,815, from $126,271 for the three months ended March 31, 2013. The decrease was mainly due to decreased sales from company-owned stores.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$(116,919)	$7,418	$(124,337)	(1,676)%
Exclusive Franchise Stores	$120,071	$223,576	$(103,505)	(46)%
Company-Owned Stores	$(79,544)	$(35,204)	$(44,340)	126%
Total	$(76,392)	$195,790	$(272,182)	(139)%

The average gross profit (loss) per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$(7,795)	$495	$(8,290)	(1,676)%
Exclusive Franchise Stores	$1,112	$2,070	$(958)	(46)%
Company-Owned Stores	$(79,544)	$(35,204)	$(44,340)	126%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$(17,818)	$-	$(17,818)	(100)%
Exclusive Franchise Stores	$229,672	$-	$229,672	100%
Company-Owned Stores	$-	$-	$-	-%
Total	$211,854	$-	$211,854	100%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$(17,818)	$-	$(17,818)	(100)%
Exclusive Franchise Stores	$8,834	$-	$8,834	100%
Company-Owned Stores	$-	$-	$-	-%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$25,315	$(25,315)	(100)%
Exclusive Franchise Stores	$-	$101,162	$(101,162)	(100)%
Company-Owned Stores	$-	$161,475	$(161,475)	(100)%
Total	$-	$287,952	$(287,952)	(100)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$157	$(157)	(100)%
Exclusive Franchise Stores	$-	$511	$(511)	(100)%
Company-Owned Stores	$-	$161,475	$(161,475)	(100)%

Other information

The following is a summary of gross profit by product line for the three months ended March 31, 2014 and 2013:

	Three Months-Ended 03/31/2014	Three Months-Ended 03/31/2013
Solar Power Products	$50,371	$57,602
Air Conditioner	$61,320	$145,676
Refrigerator	$(54,892)	$36,297
TV	$18,807	$119,686
Washer	$8,663	$88,756
Others	$51,193	$35,725
Total	$135,462	$483,742

Gross Profit Rate

Gross profit rate for the three months ended March 31, 2014 was 3.05%, a decrease of approximately 5.74%, compared to 8.79% for the three months ended March 31, 2013. The decrease of gross profit rate is because the change of product portfolios in our sales during the three months ended March 31, 2014 compared to the same period last year. The Company continues to improve managing its sales network as well as products offered, which continuously requires us to review pricing on existing products and existing sales channels. We expect that our pricing strategies will continue to evolve to market conditions and expect improvements to have a marginalizing effect on the noted increase in gross profit rates at exclusive franchise stores as changes in product offerings mature along with their related pricing strategies.

For the three months ended March 31, 2014, gross profit rate for exclusive franchise stores was 9.31%, an increase of 1.10% compared to 8.31% for the three months ended March 31, 2013. The increase of gross profit rate is because the change of product portfolios in our sales during the three months ended March 31, 2014 compared to the same period last year.

For the three months ended March 31, 2014, gross profit rate for non-exclusive stores was (33.41)%, a decrease of 41.56%, compared to 8.15% for the three months ended March 31, 2013. The decrease of gross profit rate is because the change of product mix in our sales during the three months ended March 31, 2014 compared to the same period last year.

For the three months ended March 31, 2014, gross profit rate for company-owned stores was (27.78)%, a decrease of 38.36%, compared to 10.58% for the three months ended March 31, 2013.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 were $3,113,671, an increase of $2,377,536, or 322.9%, from $736,135 for the three months ended March 31, 2013.

Selling expenses for the three months ended March 31, 2014 were $391,932, an increase of $35,367, or 9.9%, from $356,565 for the three months ended March 31, 2013. The increase of selling expenses is primarily due to the increase of marketing and promotion expenses.

General and administrative expenses for the three months ended March 31, 2014 were $175,689, a decrease of $284,199, or  61.8%, from $459,888 for the three months ended March 31, 2013. The decrease is mainly due to the decrease of overhead expenses related to drop of sales. The Company reduced the overhead expenses by imposing more strict internal control policy to reduce the travelling, administrative, entertaining and advertising expenses.

During the three months ended March 31, 2014 and 2013, recovery of debt expenses of $368,363 and $80,318 were recorded as a reduction of operating expenses.

During the three months ended March 31, 2014 and 2013, bad debt allowance accrued for accounts receivable were $1,245,764 and $0 respectively.

In October 2013, during the rainy season, our warehouse was leaking. Some of our inventories were damaged. In order to promote the sales of those malfunction items, the Company sold them in discount. The price difference between the product cost and fair market value was $1,668,649 (RMB 10,204,789). Total $1,668,649 and $0 inventory loss of lower cost or market value was recorded under operating expenses for the three months ended March 31, 2014 and 2013, respectively.

Net Operating Loss

Our net operating loss for the three months ended March 31, 2014 was $2,978,209, an increase of $2,725,816, or 1,080.0%, from $252,393 for the same period in 2013. The increase was mainly due to the decrease of sales and gross profit and the increase of operating expenses.

Other Income (Expense)

Our net other income for the three months ended March 31, 2014 was $6,463, a decrease of $254,526, or 97.5%, from net other income $260,989 for the same period in 2013. The decrease of other income was mainly due to decrease in interest income of $261,759 during the three months ended March 31, 2014 compared to the same period 2013.

Provision for Income Taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax and VAT benefit approval to Guoying on September 2, 2007 providing that Guoying was eligible to enjoy a reduced tax rate valid from October 1, 2007 until December 31, 2010. On January 10, 2011, the State Tax Bureau of Lu’an City has renewed the term of tax benefit approval until March 31, 2014. However, according to the approval, Guoying has an option to pay more tax per year at its discretion. Therefore, currently, Guoying is charged at a fixed annual amount of reduced tax rate of no less than RMB 7,500 per year that changes to cover all types of taxes including income tax and VAT. There were no significant book and tax basis differences. On January 1, 2014, the State Tax Bureau of Lu'an City renewed the term of tax benefit approval. Pursuant to the renewal approval, Guoying will continue to enjoy the same tax benefits until December 31, 2017.

Net Income (Loss) Attributable to China Electronics Holdings, Inc.

Our net loss attributable to China Electronics Holdings, Inc. for the three months ended March 31, 2014 was $2,971,746, an increase of $2,979,967, or $36,248.2%, from net income attributable to China Electronics Holdings, Inc. of $8,221 for the same period in 2013. The increase was mainly due to the increase in operating expenses andthe decrease in sales, interest income during the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2014 or during the three months ended March 31, 2013 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $28,805, an increase of $2,536 from $26,269 as of December 31, 2013. We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	March 31, 2014	March 31, 2013
Net cash provided by/(used in) operating activities	$(1,392,136)	$131,208
Net cash (used in) investing activities	(4,253)	(805)
Net cash provided by financing activities	1,298,301	42,751
Effect of rate changes on cash	100,624	423
Increase in cash and cash equivalents	2,536	173,577
Cash and cash equivalents, beginning of periods	26,269	9,465
Cash and cash equivalents, end of periods	$28,805	$183,042

Net cash used in operating activities was $1,392,136 for the three months ended March 31, 2014, compared to net cash provided by operating activities of $131,208 for the three months ended March 31, 2013, an increase of $1,523,344. The increase of net cash used in operating activities was primarily due to the significant increase of net loss.

On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an assets sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of $3,231,488 (RMB 20,000,000). Three installments in the amounts of: a) $807,872 (RMB 5,000,000), b) $1,615,744 (RMB 10,000,000) and c) $807,872 (RMB 5,000,000) are due by the ends of December 31, 2013, 2014 and 2015, respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% of the outstanding balance monthly.On December 26, 2013, the Company agreed Opto-Electronics' buyer Mr. Li Xiaoyu's request to extend the payment schedule. The company has received first installment of payment in amount of 990,000RMB (approximately $160,665) from Mr. Li on May 16. The rest of loan has been deferred and will be paid continuously in the future.

The sales price of the 38,449 square meters land with land use rights certificate was appraised by an independent appraisal firm, Luan Century Price Evaluation Consultative Co., Ltd., on April 24, 2013. The appraisal firm concluded the fair market value of the 38,449 square meter portion of the land for which the Company has received a land use rights certificate was $1,774,722 (RMB 11,073,378). The appraised value excluded the remaining 126,534 square meters of Pingqiao Land for which the Company has not received a land use rights certificate. Further, pursuant to Article 2 of the Sales Agreement, 1) Opto-Electronics is obligated to negotiate with the Yu An government to: a) obtain the land use rights certificate for  the remaining 126,534 square meters of land and b) pay to the Company the agreed upon purchase price of the remaining land up to the amount which the Company has advanced to the Pingqiao Committee; and 2) upon completion of the logistics center by Opto-Electronics, the Company has a right of first refusal to leave the building at a favorable rent.

The Company entered into a loan agreement with Rural Credit Cooperative of Lu’an in amount of $1,298,301 at interest rate of 8.40% per annum due by January 3, 2015. Such loan is guaranteed by Lu'an Senyuan Ecological Park Ltd. and secured by the forestry plants grown on its land. Rural Credit Cooperative of Lu’an does not implement restrictive covenants such as minimum bank balance, level of working capital, or net income requirement on above loan.

Growth Strategies

We funded our growth strategy from our working capital and below are a summary of approximately how much we have spent in year 2013 and estimates for 2014 to achieve our growth strategies:

Growth Strategies	Spent in 2014	Spent in 2013	Estimate in 2014

Develop new company-owned stores	$0	-	163,398

Develop new exclusive franchise stores	$52,578	102,241	326,797

Develop new non-exclusive stores	$0	4,869	0

Investing Activities

Net cash used in investing activities was $4,253 for the three months ended March 31, 2014, compared to $805 used in investing activities for the three months ended March 31, 2013, an increase of $3,448, or 428.3%. The increase of net cash used in investing activities was primarily because we paid more for purchases of plant and equipment in the three months ended March 31, 2014. The Company estimates that it will spend $16,366 and $0 on acquisition of property and equipment and construction in progress for the next three months ended June 30, 2014.

Financing Activities

Net cash provided by financing activities was $1,298,301 for the three months ended March 31, 2014, compared to $42,751 provided by for the three months ended March 31, 2013. The increase was mainly because we borrowed $1.3 million bank loans in the three months ended March 31, 2014. The Company estimates that it may borrow  additional $1.1 million loans for the next three months ended June  30, 2014.

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

Contractual Obligations

Our significant contractual obligations are as follows:

The Company leases various facilities for use of warehouse and operation of company-owned stores under operating leases that terminate on various dates. The Company incurred rent expenses of $35,338 and $40,384 for the three months ended March 31, 2014 and 2013 respectively.

The lease expenses for the next three years are estimated to be as follows:

Three Months Ended March 31,
2015	$141,090
2016	117,732
2017	117,732
$376,554

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

Payments received before all of the relevant criteria for revenue recognition satisfied are recorded as unearned revenue. Unearned revenue amounted to $67,245 and $0 as of March 31, 2014 and December 31, 2013, respectively.

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

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging initial franchise fee, continuing fee and royalty to exclusive franchise stores. As such, total franchise fees for the three months period ended March 31, 2014 and 2013 were $0.

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

As of March 31, 2014, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”), our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, and our consolidated financial statements and related notes included in Item 1 of Part I of this report.  Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

Date:  August 15, 2014