Form 10-Q
period 2014-06-30
China Electronics Holdings, Inc.
filed 2014-08-14
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-152535

CHINA ELECTRONICS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	98-0550385 (I.R.S. Employer Identification No.)

Building 3, Binhe District, Longhe East Road, Lu’an City, Anhui Province, PRC (Address of Principal Executive Offices)	237000 (ZIP Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,775,113 as of August 14, 2014

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to (i) China Electronics Holdings, Inc., a Nevada corporation (“China Electronics”), (ii) China Electronic Holdings, Inc., a Delaware corporation (“CEH Delaware”), and (iii) Lu’anGuoying Electronic Sales Co., Ltd., a wholly foreign enterprise under the laws of the People’s Republic of China (“Guoying”), unless otherwise indicated or the context otherwise requires.

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

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

China Electronics Holdings, Inc.
Consolidated Balance Sheets
As of June 30, 2014 and December 31, 2013

	As of	As of
	June 30,	December 31,
	2014	2013
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$48,133	$26,269
Accounts receivable, net	2,686,903	1,099,118
Other receivable	2,916,233	3,544,942
Inventory	2,780,724	5,449,341
Advance to suppliers	6,951,784	7,432,827
Prepaid expenses	-	226,204
Total current assets	15,383,777	17,778,701

Non-current assets
Property, plant and equipment, net	51,360	57,890
Security deposit	32,493	32,315
Total non-current assets	83,853	90,205

Total Assets	$15,467,630	$17,868,906

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Bank loans	$2,436,964	$-
Accounts payable and accrued expenses	219,483	203,316
Other payable	89,220	54,144
Total current liabilities	2,745,667	257,460

Total Liabilities	$2,745,667	$257,460

See Accompanying Notes to Consolidated Financial Statements.

China Electronics Holdings, Inc.
Consolidated Balance Sheets
As of June 30, 2014 and December 31, 2013

	As of	As of
	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013 respectively	$-	$-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares issued and outstanding as of June 30, 2014 and December 31, 2013 respectively	1,678	1,678
Additional paid-in capital	15,341,710	15,341,710
Statutory reserve	3,849,684	3,849,684
Accumulated deficit	(11,768,190)	(6,768,251)
Accumulated other comprehensive income	5,297,081	5,186,625
Total Stockholders’ Equity	12,721,963	17,611,446

Total Liabilities and Stockholders’ Equity	$15,467,630	$17,868,906

See Accompanying Notes to Consolidated Financial Statements.

China Electronics Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income
For the three months and six months ended June 30, 2014 and 2013

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Sales revenue
Revenue from exclusive franchise stores	$3,214,377	$5,486,629	$6,969,326	$9,395,698
Revenue from non-exclusive franchise stores	139,025	446,985	542,328	848,675
Revenue from company owned stores	492,887	963,235	779,236	2,156,736
Sales revenue	3,846,289	6,896,849	8,290,890	12,401,109
Cost of goods sold
Cost from exclusive franchise stores	2,993,251	5,036,891	6,398,457	8,621,222
Cost from non-exclusive franchise stores	128,604	410,072	666,643	779,029
Cost from company owned stores	459,068	869,612	824,962	1,936,842
Cost of goods sold	3,580,923	6,316,575	7,890,062	11,337,093
Gross profit	265,366	580,274	400,828	1,064,016

Operating expenses
Selling expenses	371,154	1,192,392	763,086	1,548,957
General and administrative expenses	185,190	504,971	367,430	964,644
Inventory loss of lower cost or market value	-	-	1,662,099	-
Bad debt allowance for receivables	2,901,294	256,068	4,147,057	256,068
Bad debt recovery for receivables	(1,215,385)	(361,496)	(1,583,748)	(441,599)
Total operating expenses	2,242,253	1,591,935	5,355,924	2,328,070
Operating loss	(1,976,887)	(1,011,661)	(4,955,096)	(1,264,054)

Other income/(expense)
Other income	-	583	32,607	583
Other expense	(2,787)	-	(589)	(802)
Interest income	30	208,660	62	470,451
Interest expense	(48,548)	(90,975)	(76,923)	(90,975)
Impairment loss for plant and equipment	-	(265,822)	-	(265,822)
Impairment loss for long-term assets held for sale	-	(30,511,118)	-	(30,511,118)
Total other expense	(51,305)	(30,658,672)	(44,843)	(30,397,683)

Net loss before provision for income taxes	(2,028,192)	(31,670,333)	(4,999,939)	(31,661,737)
Provision for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	-	(8)	-	(8)
Net loss	$(2,028,192)	(31,670,341)	$(4,999,939)	(31,661,745)
Loss attributable to non-controlling interest	-	(375)	-	-
Loss attributable to shareholders	(2,028,192)	(31,669,966)	(4,999,939)	(31,661,745)

Other comprehensive income
Foreign currency adjustment	9,689	(10,795)	110,456	155,426
Comprehensive income	$(2,018,503)	$(31,681,136)	$(4,889,483)	$(31,506,319)

Earnings per share
- Basic	$(0.12)	$(1.89)	$(0.30)	$(1.89)
- Diluted	$(0.12)	$(1.89)	$(0.30)	$(1.89)
Weighted average shares outstanding
- Basic	16,775,113	16,775,113	16,775,113	16,775,113
- Diluted	16,775,113	16,775,113	16,775,113	16,775,113

See Accompanying Notes to Consolidated Financial Statements.

China Electronics Holdings, Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2014 and 2013

	June 30, 2014	June 30, 2013

Net Income/(loss)	$(4,999,939)	$(31,661,745)
Adjustments to reconcile net income to net cash from operations:
Bad debt provision	4,147,057	256,068
Impairment loss for plant and equipment	-	265,822
Impairment loss for long-term assets held for sale	-	30,511,118
Inventory loss of lower cost or market value	1,662,099	-
Amortization and depreciation	10,918	280,826
Changes in operating assets and liabilities:
(Increase)/decrease in accounts and other receivables	(5,106,134)	(2,168,906)
(Increase)/decrease in inventories	1,006,519	(7,463,485)
(Increase)/decrease in advance to suppliers	481,043	9,419,117
(Increase)/decrease in prepaid expenses	226,204	(453,574)
Increase/(decrease) in accounts payables and accruals	51,243	9,223
Increase/(decrease) in unearned revenue	-	11,075
Net cash used in operating activities	(2,520,990)	(994,461)

Cash flows from investing activities
Payments for purchases of plant and equipment	(4,388)	-
Net cash used in investing activities	(4,388)	-

Cash flows from financing activities
Discontinued operations of subsidiary	-	(9,630)
Proceeds from bank loans	2,436,964	801,346
Repayments of bank loans	-	(801,346)
Proceeds from related party loans	-	650,954
Net cash provided by financing activities	2,436,964	641,324

Effect of foreign currency translation on cash	110,278	408,872
Net increase/(decrease) of cash and cash equivalents	21,864	55,735
Cash and cash equivalents at beginning of periods	26,269	9,465
Cash and cash equivalents at end of periods	$48,133	$65,200

Supplementary cash flows information:
Interest received	$62	$470,451
Interest paid	$76,923	$90,975
Income tax paid	$-	$-

See Accompanying Notes to the Consolidated Financial Statements.

China Electronics Holdings, Inc.
Notes to Consolidated Financial Statements
1.	Nature of Operations

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

Inventory is stated at the lower of cost determined on a weighted average basis or net realizable value. Cost of inventory is comprised of the cost of acquiring electronic products sold plus freight in cost incurred acquiring the electronic products.  The freight in cost is allocated to the individual product purchased.  Net realizable value is equal to the estimated selling price, in the ordinary course of business, less estimated selling costs, completion and disposal. Inventory as of June 30, 2014 and December 31, 2013 consisted of:

Description	As of June 30, 2014	As of December 31, 2013
Electronic products	$2,780,724	$5,449,341

H.	Advance

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

Payments received before all of the relevant criteria for revenue recognition satisfied are recorded as unearned revenue. Unearned revenue amounted to $0 as of June 30, 2014 and December 31, 201.

Product sales revenue represents the invoice value of goods, net of the value-added taxes (“VAT”). The Company has been giving tax holiday status by the PRC local government. The Company benefits a reduced fixed annual tax rate in amount of no less than RMB 7,500 (approximately $1,200) for both income taxes and VAT.

b)	Franchise Fees

Franchise fees, including area development and initial franchise fee, continuing fee, and royalty (collectively referred to as “franchise fees”), are revenue received from co-operative stores. Initial fee is recorded as unearned franchise revenue when payment received from a franchisee. When the Company has fulfilled all significant obligations to establish a new franchise for the franchisee, unearned franchise revenue is recognized as franchise fees. Royalty is charged to the franchisee based on a percentage of the franchised store’s sales. Continuing fee and royalty revenue are recognized in the period earned. Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging initial franchise fee, continuing fee and royalty to co-operative stores. As such, total franchise fees for the six months ended June 30, 2014 and 2013 were $0.

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

ASC 605-45-20 (formerly EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs”) establishes standards for the classification of shipping and handling costs. Shipping and Handling costs include shipping and handling costs related to shipping and handling the Company's products from  warehouse to buyers’ designated locations at exclusive or non-exclusive franchise stores, and company owned stores (collectively referred to as the “Stores”). Shipping and handling costs that are billed to Stores are classified as revenue, while those costs not billed to Stores are classified as selling expenses. Shipping and handling costs billed to customers and included within revenue for the six months ended June 30, 2014 and 2013 were $0 because the Company did not charge any shipping and handling expenses from Stores. Shipping and handling costs not billed to Stores and included within selling expenses for the six months ended June 30, 2014 and 2013 were $144,375 and $179,526  respectively.

R.	Advertising Costs

The Company records advertising costs as incurred. Advertising costs in the amounts of $275,765 and $973,780 were included in selling expenses for the six months ended June 30, 2014 and 2013 respectively.

S.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of June 30, 2014 and December 31, 2013, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at June 30, 2014 and December 31, 2013.

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

Exchange Rates	6/30/2014	12/31/2013	6/30/2013
Year end RMB: US$ exchange rate	6.1552	6.1891	6.1732
Average RMB: US$ exchange rate	6.1397	6.1145	6.2395

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

The following table presents the Company’s financial assets and liabilities in accordance with the hierarchy set forth in ASC 820-10:

	Quoted in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2014
Financial assets:
Cash	$48,133	$-	$-	$48,133
Total financial assets	$48,133	$-	$-	$48,133

Financial Liabilities:
Bank loan	$2,436,964	$-	$-	$2,436,964
Total financial liabilities	$2,436,964	$-	$-	$2,436,964

	Quoted in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2013
Financial assets:
Cash	$26,269	$-	$-	$26,269
Total financial assets	$26,269	$-	$-	$26,269

Financial Liabilities:
Total financial liabilities	$-	$-	$-	$-

In January 2008, the Company adopted ASC 825-10, Fair Value Option for Financial Assets and Financial Liabilities, and has elected not to measure any of the Company’s current eligible financial assets or liabilities at fair value. ASC 825-10 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, ASC 825-10 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. ASC 825-10 became effective January 1, 2008. The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the six months ended June 30, 2014.

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

There was no stock based compensation for the six months ended June 30, 2014 and 2013.

AA.	Employee Welfare Plan

The employees of the Company participate in the defined contribution welfare plan managed by the local government authorities whereby the Company is required to contribute to the schemes at fixed rates of the employees’ salary. The Company’s contributions to this plan are charged to statement of operations when incurred. The Company has no obligations for the payment of retirement and other post-retirement benefits of staff other than the contributions described above. The total expenses for the welfare plan were $38,416 and $22,832  for the six months ended June 30, 2014 and 2013 respectively.

BB.	Subsequent Events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company concludes that there is one subsequent event that would require disclosure to the consolidated financial statements as of and for the six months ended June 30, 2014. See Note 16 - Subsequent Event.

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

3.	Accounts Receivable

Accounts receivable	As of June 30, 2014	As of December 31, 2013
Exclusive franchise stores	$5,724,820	$2,633,882
Non-exclusive franchise stores	451,407	200,470
Accounts receivable, gross	6,176,227	2,834,352
Less: allowance for doubtful accounts	(3,489,324)	(1,735,234)
Accounts receivable, net	$2,686,903	$1,099,118

Allowance for doubtful accounts	As of June 30, 2014	As of December 31, 2013
Beginning balance	$(1,735,234)	$(362,016)
Allowance provided	(3,332,685)	(1,756,405)
Recovery	1,583,748	368,886
Foreign currency adjustment	(5,153)	14,301
Ending Balance	$(3,489,324)	$(1,735,234)

Accounts receivable aging analysis	As of June 30, 2014	As of December 31, 2013
1-30 Days	$934,056	$718,809
30-60 Days	821,882	190,477
61-90 Days	930,965	189,832
Over 90 Days	-	-
Total	$2,686,903	$1,099,118

4.	Other Receivables

Description	Note	As of June 30, 2014	As of December 31, 2013
Hongrong Real Estate Company	(1)	$2,269,626	$2,257,194
Mr. Li Xiaoyu (Buyer of Opto-Electronics)	(2)	3,403,626	3,544,942
Anhui Houdezaiwu Technology Cooperatives	(3)	324,928	-
Subtotal		5,998,180	5,802,136
Less: allowance	(1)	(3,081,947)	(2,257,194)
Total		$2,916,233	$3,544,942

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

(2). See Note 14 - Discontinued Operations

(3). The company lent $324,928 (RMB 2,000,000) to Anhui Houdezaiwu Technology Cooperatives for six months from May 16, 2014 until November 15, 2014.

5.	Advance to Suppliers

The current advance to suppliers amounted $6,951,784 and $7,432,827 as of June 30, 2014 and December 31, 2013 respectively. As a wholesaler of consumer electronics and appliances, the Company purchased products from large distributors, including Sony, Samsung, LG, Haier, etc. Pursuant to purchase agreements with these large suppliers, advance deposit in significant amount of following year purchase is mandatory. Therefore, the Company deposited advance to suppliers for 2014 purchase at the end of year 2013 and the beginning of 2014.

6.	Property, Plant and Equipment

As of June 30, 2014		Accumulated
Category of Asset	Cost	Depreciation	Net
Vehicle	$74,828	$(43,140)	$31,688
Furniture and equipment	48,925	(29,253)	19,672
	$123,753	$(72,393)	$51,360

As of
December 31, 2013		Accumulated
Category of Asset	Cost	Depreciation	Net
Vehicle	$74,418	$(35,831)	$38,587
Furniture and equipment	44,947	(25,644)	19,303
	$119,365	$(61,475)	$57,890

Depreciation expenses were $10,918 and $10,842 for the six months ended June 30, 2014 and 2013 respectively.

7.	Bank Loans

				As of	As of
	Interest Rate			June 30,	December 31,
Name of Creditor	Per Annum	Maturity	Note	2014	2013
Rural Credit Cooperatives of Lu’an	10.08%	1/3/2015	(1)	$1,299,714	$-
Rural Credit Cooperatives of Lu’an	9.00%	4/24/2015	(2)	1,137,250	-
Total				$2,436,964	$-

(1) The loan is guaranteed by Lu'an Senyuan Ecological Park Ltd. and secured by the forestry plants grown on its land.

(2) The loan is one year term secured by the Land Use Rights.

Rural Credit Cooperative of Lu’an does not implement restrictive covenants such as minimum bank balance, level of working capital, or net income requirement on above loans.

8.	Accounts Payable and Accrued Expenses

Description	As of June 30, 2014	As of December 31, 2013
Accrued payroll	$74,175	$58,008
Claimed unpaid legal fee in dispute	145,308	145,308
Total	$219,483	$203,316

9.	Capitalization

The Company’s outstanding securities at June 30, 2014 are shown in the following table:

	Authorized Shares	Shares Issued and Outstanding
Common Stock	150,000,000	16,775,113
Preferred Stock	50,000,000	-

	Strike Price	Contractual Life	Expiration Date	Shares Issued and Outstanding	Weighted Average Fair Value
Series E Warrants	$0.25	5 years	07/13/2015	1,000,000	$4.12
Series F(i) Warrants	$1.75	5 years	07/13/2015	31,429	$2.64
Series F(ii) Warrants	$2.64	5 years	07/13/2015	94,329	$1.77
Series F(iii) Warrants	$2.64	5 years	07/13/2015	104,592	$1.77

Common Stock

Total 150,000,000 shares of common stock, par value $0.0001 per share, are authorized. 16,775,113 shares were issued and outstanding at June 30, 2014.

Preferred Stock

Total 50,000,000 shares of preferred stock, par value $0.0001 per share, are authorized. 0 share was issued and outstanding at June 30, 2014.

Warrants

Total 1,230,350 warrants, including 1,000,000 series warrants E and 230,350 series warrants F, were outstanding at June 30, 2014. 314,285 series warrants A, 314,285 series warrants B, 497,303 series warrants C, 497,303 series warrants D, and 50,000 series warrants G have been expired on July 9, 2013. The Company used the Black-Scholes option pricing model to calculate the values of these warrants. The following table depicts the assumptions that were employed in the model:

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

Effective tax rates were approximately 0% and 0% for the six months ended June 30, 2014 and 2013 respectively. Central government tax benefits which have been granted to Guoying will expire on December 31, 2017 and local government tax benefits will expire on December 31, 2016. The Company’s effective tax rate was lower than the U.S. federal statutory rate due to the fact that its operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2014 and 2013:

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
U.S. Statutory rates	34.00%	34.00%
Foreign income not recognized in USA	(34.00%)	(34.00%)
China income taxes	25.00%	25.00%
China income tax exemption	(25.00%)	(25.00%)
Total provision for income taxes	0.00%	0.00%

The provision for income taxes from continuing operations on income consists of the following for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
US current income tax expense	$-	$-
Federal	-	-
State	-	-
PRC current income tax expense	-	-
Total provision for income tax	$-	$-

United States of America

 As of June 30, 2014, the Company in the United States had approximately $1,404,996  in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. As of June 30, 2014 and December 31, 2013, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at June 30, 2014 and December 31, 2013.

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014	As of December 31, 2013
Net operation loss carry forward	$(1,404,996)	$(1,404,996)
Total deferred tax assets	-	-
Less: valuation allowance	-	-
Net deferred tax assets	-	-
Change in valuation allowance	$-	$-

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

For the six months ended June 30, 2014, there is no major customer that individually comprised more than 10% of the Company’s total sales. There are four major suppliers individually accounting for over 10% of the Company’s total purchase. These three major suppliers accounted for 96.61% of total purchase:

Suppliers	Six Months Ended June 30, 2014%
Lu'an Future Star Co., Ltd.	$2,677,260	39.11%
Lu’an Jinan District Shenfa Electronics Co., Ltd.	2,226,555	32.53%
Shanghai Shangling Electronics Manufacture Co., Ltd. - Hefei Branch	963,159	14.07%
Shenzhen Tongfang Multimedia Technology Co., Ltd.	746,101	10.90%
	$6,613,075	96.61%

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company is in litigation with its prior attorney (“Plaintiff”), who commenced an action against the company in the Supreme Court of the State of New York County of New York on February 2011 for approximately $145,308 plus accrued interest for legal services provided to China Financial Services, a financial advisory firm, on behalf of the Company. This amount has been accrued as of June 30, 2014 and was included in accrued expenses. The Company and Plaintiff have entered into a Settlement Agreement subsequent to June 30, 2014. See Note 16 – Subsequent Event.

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates. The Company incurred rent expenses of $70,400 and $74,723 for the six months ended June 30, 2014 and 2013 respectively.

The lease expenses for the next three years are estimated to be as follows:

Six Months Ended June 30,
2015	$134,653
2016	117,270
2017	87,952
$339,875

Obligations for Land Use Rights

The Company entered into a Land Investment Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 164,983 square meters (approximately 300 Chinese acres) to be issued by local people's government where our construction and investment project will be built.  The land use rights certificate is to be approved and issued by People’s Government of Yu An District and Pingqiao Committee is the management committee in charge of project investment on this parcel of land. 120 Chinese acres of this land is for commercial use and 180 Chinese acres of this land is for industrial use. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receives the land use rights certificate issued by PRC government pursuant to the Land Investment Agreement.  The Company received a land use rights certificate issued by Yu An people’s government on April 16, 2012 with a term of 50 years until 2062 for a 38,449 square meter portion of the land which has been collateralized for a loan of RMB 5 million to a bank, including the 19,200 square meters where the four warehouses were built. The loan was paid back by the Company on December 21, 2013. The Company waited to receive the land use rights certificate for the remaining 126,534 square meters of Pingqiao land. The government may not remove the Company’s facilities from the land which the Company has obtained the land use right certificate but could remove any future constructions that the Company builds on the land which the Company has not obtained land use rights certificate. Due to burdensome and repetitive approval procedures, the Company has not been granted land use rights certificate for the rest of land. The Company disposed the land use rights on July 28, 2013. Buyer carries a contractual obligation to obtain a land use rights certificate for the remaining 126,534 square meters of Pingqiao land. The Company is no longer obligated to pay the remaining $3.7 million. See Note 14 – Discontinued Operations.

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

The following table presents a summary of operating information and balance sheet information:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues from unaffiliated customers:
Exclusive franchise stores	$3,214,377	$5,486,629	$6,969,326	$9,395,698
Non-exclusive stores	139,025	446,985	542,328	848,675
Company owned stores	492,887	963,235	779,236	2,156,736
Consolidated	3,846,289	6,896,849	$8,290,890	12,401,109
Gross Profit:
Exclusive franchise stores	221,126	449,737	570,869	774,476
Non-exclusive stores	10,422	36,912	(124,315)	69,646
Company owned stores	33,818	93,624	(45,726)	219,894
Consolidated	265,366	580,273	$400,828	1,064,016

Depreciation and amortization:
Exclusive franchise stores	-	-	-	-
Non-exclusive stores	-	-	-	-
Company owned stores	-	-	-	-
Corporate	5,456	126,219	10,918	280,826
Consolidated	5,456	126,219	10,918	280,826

Capital expenditures:
Exclusive franchise stores	-	-	-	-
Non-exclusive stores	-	-	-	-
Company owned stores	-	-	-	-
Corporate	-	-	-	-
Consolidated	$-	$-	$-	$-

	As of June 30, 2014	As of December 31, 2013
Identified Assets:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	15,467,630	17,868,906
Consolidated	$15,467,630	$17,868,906

13.	Earnings Per Share

Components of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net loss	$(2,028,192)	$(31,670,341)	$(4,999,939)	$(31,661,745)
Loss attributable to non-controlling interest	-	(375)	-	-
Loss attributable to Common Stockholders	(2,028,192)	(31,669,966)	(4,999,939)	(31,661,745)

Original Shares of Common Stock	16,775,113	16,775,113	16,775,113	16,775,113
New Issuance of Common Stock	-	-	-	-
Basic Weighted Average Shares Outstanding	16,775,113	16,775,113	16,775,113	16,775,113

Addition to Common Stock from exercise of Warrant	-	-	-	-
Diluted Weighted Average Shares Outstanding	16,775,113	16,775,113	16,775,113	16,775,113

Earnings Per Share
- Basic	$(0.12)	$(1.89)	$(0.30)	$(1.89)
- Diluted	$(0.12)	$(1.89)	$(0.30)	$(1.89)

Weighted Average Shares Outstanding
- Basic	16,775,113	16,775,113	16,775,113	16,775,113
- Diluted	16,775,113	16,775,113	16,775,113	16,775,113

14.	Discontinued Operations

(1)
On June 29, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell assets and ownership of its subsidiary Opto-Electronics for total consideration of RMB 5,940,000 (approximately $969,479), including RMB 2,000,000 worth of products. The Company received RMB 2,000,000 payment from Li Xiaoyu in 2013 and additional 990,000 RMB payment from Mr. Li Xiaoyu on May 16, 2014 and has not received any further payments thereafter.  The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. No gain or loss was recognized for this disposal in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2013.

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

On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an asset sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of RMB 20,000,000 (approximately $3,239,810) to be paid in three installments of: a) RMB 5,000,000 (approximately $809,952), b) RMB 10,000,000 (Approximately $1,619,904) and c) RMB 5,000,000 (approximately $809,952) due on December 31, 2013, 2014 and 2015 respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% monthly  of the outstanding balance. On December 26, 2013, the Company agreed Li Xiaoyu’s request on behalf of Opto-Electronics to extend the payment schedule. The first RMB 5,000,000 (approximately $812,321) installment should be paid by May 2014. However, the Company has not received the payment as of June 30, 2014. Therefore, the Company provided full allowance of the first installment. First installment subsequently collected from Opto-Electronics will be recognized as reduction of operating expenses in the period when it occurs.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2014, the Company has an accumulated deficit of $11,768,190  because the Company continued to incur operating losses over the past several periods and has recorded an impairment loss of $31,134,887 for the disposal of long lived assets in 2013.

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

16.	Subsequent Event

The Company and its Plaintiff entered into a Settlement Agreement dated July 25, 2014, whereas the Company agreed to pay Plaintiff total sum of $30,000 in three installments, of $10,000 each installment by August 31, October 31 and December 31, 2014 respectively. In consideration of the settlement, Plaintiff released the Company all claims ever had by Plaintiff against the Company and a Stipulation of Discontinuance was filed with New York County Supreme Court on August 7, 2014

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the six months ended June 30, 2014 and 2013, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Mr. Liu also effectively controls the Company, holding shares approximating 68.9% of the voting power of the Company’s outstanding capital stock as of June 30, 2014. Under a call option agreement and voting trust agreement entered into on July 9, 2010 with Sherry Li, the nominee shareholder respectively for the former Guoying shareholders and the former CEH Delaware stockholders in connection with the above referenced recapitalizations, Mr. Liu received options exercisable for 11,556,288 shares of common stock in the Company. Pursuant to the terms of the Call Option Agreement, Mr. Liu received 5,778,144 shares in August 2010 and 5,778,144 shares in January 2013 from Ms. Sherry Liu pursuant to the vesting schedule set forth in the Call Option Agreement.

Results of Operations

Wholesale and Retail of Consumer Electronics Appliances

We operated 1 company-owned store as of June 30, 2014. We do not expect to close this store or open any new company-owned stores in the quarter ending September 30, 2014.

As of June 30, 2014, we have exclusive franchise agreements with 140 exclusive franchise stores operated under the Guoying brand name (the “Exclusive Franchise Stores”). We entered into a franchise agreement with 91, 25, 1 and 6 new exclusive franchise stores in 2012, 2013, first quarter of 2014 and Second quarter of 2014, respectively. We terminated our exclusive franchise agreements with 131, 198, 0 and 0 exclusive franchise stores in 2012, 2013, first quarter of 2014 and Second quarter of 2014, respectively. Both our Company-owned stores and our exclusive franchise stores only sell merchandise that we provide as their exclusive wholesaler, and such merchandise includes Guoying branded products as well as products from major wholesalers and manufacturers, such as Sony, Samsung and LG. We expect to open 5 and close 0 new exclusive franchise stores in the quarter ending September 30, 2014.

As of June 30, 2014, we have non-exclusive franchise agreements with 16 stores (the “Non-Exclusive Franchise Stores”) to which we provide Guoying branded merchandise on a non-exclusive wholesale basis. We entered into franchise agreements with 20, 1, 0 and 0 non-exclusive franchise stores in 2012, 2013, first quarter of 2014 and Second quarter of 2014, respectively. We terminated our non-exclusive franchise agreements with 198, 161, 0 and 0 non-exclusive franchise stores in 2012, 2013, first quarter of 2014 and Second quarter of 2014, respectively. We do not expect to open or close any non-exclusive franchise stores in the next quarter.

We currently target customers in county, township and villages (the third, fourth and fifth tiers of markets) in rural areas in Anhui Province of China. Our distribution and sales network currently covers twelve districts and counties in Anhui province, namely Shou County, Shu City, Jin An, Yu An, Huo Shan, Jinn Sai, HuoQiu, Gu Shi, Ye Ji, Fei West, Fei East, and Huai Nan Districts. We expect to expand our business in these twelve districts and counties in the next twelve months after June 30, 2014.

Prior to 2014, our Board decided to terminate our exclusive and non-exclusive franchise agreements with a number of stores in order to strengthen and grow the Company’s business. This decision followed from us concluding that the rapid growth of the number of stores serviced by the Company and aggressive business expansion had caused deficiencies in the Company’s internal controls and management. Criteria used when determining to close stores (“Disqualified Exclusive Stores” and “Disqualified Non-Exclusive Stores”) includes: (i) whether exclusive franchise store sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) whether exclusive and non-exclusive franchise stores failed to obey the Company’s pricing, resulting in lower profit margins; and (iii) to the extent stores located remotely Lu An City resulted  in unacceptable transportation and logistics expenses to us. During the six months ended June 30, 2014, we did not close our company-owned store or terminate contracts with any of the exclusive franchise stores or non-exclusive franchise stores. We will continue to evaluate and decide if we need to terminate any more stores in the future.

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

On June 29, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed share transfer agreement (the “Transfer Agreement”) with Mr. Li Xiaoyu (“Buyer of Opto-Electronics”) to sell assets and ownership of its subsidiary Opto-Electronics for total consideration of RMB 5,940,000 (approximately $969,479), including RMB 2,000,000 worth of products. The Company received RMB 2,000,000 payment from Li Xiaoyu in 2013 and additional 990,000 RMB payment from Mr. Li Xiaoyu on May 16, 2014 and has not received any further payments thereafter.

On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an asset sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of $3,239,810 (RMB 20,000,000) to be paid in three installments of: a) $809,952 (RMB 5,000,000), b) $1,619,906 (RMB 10,000,000) and c) $809,952 (RMB 5,000,000) due December 31, 2013, 2014 and 2015, respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% monthly of the outstanding balance.  On December 26, 2013, the Company agreed to Opto-Electronics’s request to extend the payment schedule. The sales price of the 38,449 square meters land with land use rights certificate was appraised by an independent appraisal firm, Luan Century Price Evaluation Consultative Co., Ltd., on April 24, 2013. The appraisal firm concluded the fair market value of the 38,449 square meter portion of the land for which the Company has received a land use rights certificate with a term extending to the year of 2062 was $1,774,722 (RMB 11,073,378). The appraised value excluded the remaining 126,534 square meters of Pingqiao Land for which the Company has not received a land use rights certificate. Further, pursuant to Article 2 of the Sales Agreement, 1) Opto-Electronics is obligated to negotiate with the Yu An government to: a) obtain the land use rights certificate for  the remaining 126,534 square meters of land and b) pay to the Company the  agreed upon purchase price of the remaining land up to the amount which the Company has advanced to the Pingqiao Committee; and 2) upon completion of the logistics center by Opto-Electronics, the Company has a right of first refusal to lease the building at a favorable rent.

The Company assessed its long-term assets held for sale associated with the logistics and transportation centers based on above mentioned events and circumstances and determined that a write-down for three month ended March 31, 2014 was necessary because the sales price of the long-term assets held for sale was significantly less than their carrying value. For the six months ended June 30, 2014, the Company has recorded a $0 impairment loss in the consolidated statements of operations and comprehensive income.

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

Three Months ended June 30, 2014 Compared with Three Months ended June 30, 2013

Revenues

 Our net revenue for the three months ended June 30, 2014 was $3,846,288, a decrease of 44.2%, or $3,050,561, from $6,896,849 for the three months ended June 30, 2013.

For the three months ended June 30, 2014, net revenue from exclusive franchise stores was $3,214,377, a decrease of 41.4%, or $2,272,252, from $5,486,629 for the three months ended June 30, 2013. There were 140 exclusive franchise stores as of June 30, 2014, compared to 306 exclusive franchise stores as of June 30, 2013. The decreased revenue can be attributed to fewer number of exclusive stores and decreased sales from some product lines resulting from less demand and more competition.

For the three months ended June 30, 2014, net revenue from non-exclusive stores was $139,025, a decrease of 68.9%, or $307,960, from $446,985 for the three months ended June 30, 2013. There were 16 non-exclusive stores as of June 30, 2014, compared to the 177 non-exclusive stores as of June 30, 2013. The decreased revenue can be attributed to fewer number of non-exclusive stores and decreased sales from some product lines resulting from less demand and more competition. As noted above, the Company decided in 2013 to begin terminating its franchise arrangements based on certain enumerated criteria. The Company entered into no new non-exclusive franchise agreements in the first two quarters of 2014. The revenue remains stable without significant decline because the Company terminated contracts with non-exclusive franchise stores that generated little revenue and maintained contracts with stores that have business with the company’s top 20 largest customers.

For the three months ended June 30, 2014, net revenue from company owned stores was $492,887, a decrease of 48.8%, or $470,348, from $963,235 for the three months ended June 30, 2013. The decreased revenue from company-owned stores was mainly because of decreased sales from some product lines, less demand, less advertising efforts and more competition from e-commerce retail and wholesale business.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the three months ended June 30, 2014 and 2013 are as follows:

Three Months-Ended 06/30/2013	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$446,985	$5,486,629	$963,235	$6,896,849
Cost of Sales	$410,072	$5,036,891	$869,612	$6,316,575
Gross Profit	$36,913	$449,738	$93,623	$580,274

Three Months-Ended 06/30/2014	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$139,025	$3,214,377	$492,887	$3,846,289
Cost of Sales	$128,604	$2,993,251	$459,068	$3,580,923
Gross Profit	$10,421	$221,126	$33,819	$265,366

Sales and Average Per Store Sales of Same Stores

 Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2013 and that have been in continuous operation as of June 30, 2014 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2013 or 2014. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in three months ended June 30, 2014 and 2013, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$125,089	$267,781	$(142,692)	(53)%
Exclusive Franchise Stores	$2,351,205	$4,574,998	$(2,223,793)	(49)%
Company-Owned Stores	$492,887	$963,235	$(470,348)	(49)%
Total	$2,969,181	$5,806,014	$(2,836,833)	(49)%

The primary reason for the decrease in Same Stores Sales was the decrease in sales from exclusive stores (“Same Exclusive Franchise Stores”), and decrease in sales from company-owned stores (“Same Company-Owned Stores”), and decrease in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”). The decrease of sales in same stores are due to less demand and more competition. The Company estimates that the sales from same stores will not increase during the three months ended September 30, 2014 compared to the same period last year due to the non-growing demand from customers and more competition.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Number of Same Stores	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013
Non-Exclusive Franchise Stores	15	15
Exclusive Franchise Stores	108	108
Company-Owned Stores	1	1

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$8,339	$17,852	$(9,513)	(53)%
Exclusive Franchise Stores	$21,770	$42,361	$(20,591)	(49)%
Company-Owned Stores	$492,887	$963,235	$(470,348)	(49)%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened or with which we entered into a franchise agreement in either 2014 or 2013 that are in existence under normal business operations as of June 30, 2014 and excluding stores that closed in 2014 or 2013 (“New Stores”). New Store Sales are defined as sales from the New Stores. 2013 New Store Sales refer to the sales from New Stores opened or with which we entered into a franchise agreement in 2013 and not closed in 2014. 2014 New Store Sales refer to the sales generated in 2014 from both New Stores opened or with which we entered into a franchise agreement in 2013 and 2014 that have not closed as of the end of June 30, 2014.

New Stores Sales operating in three months ended June 30, 2014 and 2013, and the increase experiences at a percentage are as follows:

New Store Sales	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$13,936	$40,341	$(26,405)	(65)%
Exclusive Franchise Stores	$863,172	$-	$863,172	100%
Company-Owned Stores	$-	$-	$-	-%
Total	$877,108	$40,341	$836,767	2,074%

The primary reason for the increase in New Stores Sales was the increase of sales from new exclusive franchise stores (the “New Exclusive Franchise Stores”) offset by the decrease in sales from new non-exclusive franchise stores (the “New Non-Exclusive Franchise Stores). The increase of sales from New Exclusive Franchise Stores resulted from there are 32 New Exclusive Franchise Stores during the quarter ended June 30, 2014 compared to 0 New Exclusive Franchise Store during the quarter ended June 30, 2013. The Company estimates that the sales from new stores will increase during the next three months ended September 30, 2014 due to more promotion events and advertising efforts by the Company.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

Number of New Stores	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013
Non-Exclusive Franchise Stores	1	1
Exclusive Franchise Stores	32	-
Company-Owned Stores	-	-

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$13,936	$40,341	$(26,405)	(65)%
Exclusive Franchise Stores	$26,974	$-	$(26,974)	100%
Company-Owned Stores	$-	$-	$-	-%

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

Closed Store Sales in three months ended June 30, 2014 and 2013, and the change experienced as a percentage are as follows:

Closed Store Sales	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$138,863	$(138,863)	(100)%
Exclusive Franchise Stores	$-	$911,631	$(911,631)	(100)%
Company-Owned Stores	$-	$-	$-	-%
Total	$-	$1,050,494	$(1,050,494)	(100)%

Franchise agreements that were terminated or which closed in 2013 generated no sales for the Company in the three months ended June 30, 2014. Going forward, the Company is resolved to close or terminate additional franchise arrangements, focusing on (i) those exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) those exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) those stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) those stores that sold brands of merchandise not supplied by us. The Company estimates that the sales from closed stores will decrease during the next three months ended September 30, 2014 due to the decline of their own business due to less customer demand.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Number of Closed Stores	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013
Non-Exclusive Franchise Stores	161	161
Exclusive Franchise Stores	198	198
Company-Owned Stores	0	1

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$863	$(863)	(100)%
Exclusive Franchise Stores	$-	$4,604	$(4,604)	(100)%
Company-Owned Stores	$-	$-	$-	-%

Other information

The following is a summary of revenue by product line for the three months ended June 30, 2014 and 2013:

	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013
Solar Power Products	$1,205,158	$424,946
Air Conditioner	$799,555	$2,845,174
Refrigerator	$726,185	$538,925
TV	$473,545	$1,646,027
Washer	$143,843	$848,182
Others	$498,003	$593,595
Total	$3,846,289	$6,896,849

The decrease of revenue for the three months ended June 30, 2014 compared to the same period last year is mainly due to the decreased sales of Air-conditioners, Washer and TV, offset by increased sales from other products mainly Solar Power Products.

Air-conditioners sales decreased by $2,045,619, or 71.9%, from $2,845,174 in the three months ended June 30, 2013 to $799,555 in the same period in 2014. The decrease is due to more competition, especially from Internet sales providers. The Company predicts that the market demand will keep decreasing and that the sales of air-conditioners products will continue decreasing in the three months ended September 30, 2014, primarily due to less high temperature  weather conditions forecasted for the third quarter, and a decrease in promotional activities made by the Company in anticipation thereof.

Washer sales decreased by $704,339, or 83.0%, from $848,182 in the three months ended June 30, 2013 to $143,843 in the same period in 2014. The decrease is due to more competition, especially from Internet sales providers. The Company predicts that the market demand will keep decreasing and that the sales of washer products will continue decreasing in the three months ended September 30, 2014, primarily due to competition from high-end branded washer products that have gained more popularity among middle class  consumers through reduced pricing strategy and this trend will continue squeezing the company’s market share of washer sales. .

TV sales decreased by $1,172,482, or 71.2%, from $1,646,027 in the three months ended June 30, 2013 to $473,545 in the same period in 2014. The decrease is due to more competition, especially from Internet sales providers. The Company predicts that the market demand will keep decreasing and that the sales of our 2D TV products will continue decreasing in the three months ended September 30, 2014 due to competition of 3D TV products sold on the market and decreasing purchase of new homes by our customers.

Solar Power products sales increased by $780,212, or 183.6%, from $424,946 in the three months ended June 30, 2013 to $1,205,158 in the same period in 2014. The increase is due to more promotion activities and reduced sales cost per customer. The Company predicts the sales of Solar Power products will decrease in the three months ended September 30, 2014, primarily because we anticipate less promotion and marketing activities for solar power products.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2014 was $3,580,922, a decrease of $2,735,653, or 43.3%, compared to $6,316,575 for the three months ended June 30, 2013. The decrease was mainly due to the decrease in sales.

	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013

Cost of goods sold from non-exclusive stores	$128,604	$410,072
Cost of goods sold from exclusive franchise stores	2,993,251	5,036,891
Cost of goods sold from company-owned stores	459,068	869,612
Cost of goods sold	$3,580,922	$6,316,575

For the three months ended June 30, 2014, cost of goods sold from non-exclusive stores was $128,604, a decrease of 68.6%, or $281,468, from $410,072 for the three months ended June 30, 2013. The decrease was in line with the decrease in sales from non-exclusive stores.

For the three months ended June 30, 2014, cost of goods sold from company-owned stores was $459,068, a decrease of 47.2%, or $410,544, from $869,612 for the three months ended June 30, 2013. The decrease was in line with the decrease in sales from company-owned stores.

For the three months ended June 30, 2014, cost of goods sold from exclusive franchise stores was $2,993,251, a decrease of 40.6%, or $2,043,640, from $5,036,891 for the three months ended June 30, 2013. The decrease was in line with the decrease in sales from exclusive stores.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$115,683	$245,679	$(129,996)	(53)%
Exclusive Franchise Stores	$4,462,206	$4,197,422	$264,784	6%
Company-Owned Stores	$459,068	$869,611	$(410,543)	(47)%
Total	$5,036,957	$5,312,712	$(275,755)	(5)%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$7,712	$16,379	$(8,666)	(53)%
Exclusive Franchise Stores	$41,317	$38,865	$2,452	6%
Company-Owned Stores	$459,068	$869,611	$(410,543)	(47)%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$12,921	$37,009	$(24,088)	(65)%
Exclusive Franchise Stores	$(1,468,955)	$-	$(1,468,955)	(100)%
Company-Owned Stores	$-	$-	$-	-%
Total	$(1,456,034)	$37,009	$(1,493,043)	(4,034)%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$12,921	$37,009	$(24,088)	(65)%
Exclusive Franchise Stores	$(45,905)	$-	$(45,905)	(100)%
Company-Owned Stores	$-	$-	$-	-%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$127,385	$(127,385)	(100)%
Exclusive Franchise Stores	$-	$839,469	$(839,469)	(100)%
Company-Owned Stores	$-	$-	$-	-%
Total	$-	$966,854	$(966,854)	(100)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$791	$(791)	(100)%
Exclusive Franchise Stores	$-	$4,240	$(4,240)	(100)%
Company-Owned Stores	$-	$-	$-	-%

Other information

The following is a summary of cost of goods sold by product line for the three months ended June 30, 2014 and 2013:

	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013
Solar Power Products	$1,118,601	$391,950
Air Conditioner	$746,845	$2,602,423
Refrigerator	$676,525	$495,810
TV	$439,803	$1,507,819
Washer	$134,670	$772,733
Others	$464,479	$545,840
Total	$3,580,923	$6,316,575

Gross Profit

Gross profit for the three months ended June 30, 2014 was $265,366, a decrease of $314,908, or approximately 54.3%, compared to $580,274 for the three months ended June 30, 2013.

For the three months ended June 30, 2014, gross profit for non-exclusive stores was $10,421, a decrease of 71.8%, or $26,492, from $36,913 for the three months ended June 30, 2013. The decrease was mainly due to decreasedsales from non-exclusive stores.

For the three months ended June 30, 2014, gross profit for exclusive franchise stores was $221,126, a decrease of 50.8%, or $228,612, from $449,738 for the three months ended June 30, 2013. The decrease was mainly due to due to decreased sales from exclusive franchise stores.

For the three months ended June 30, 2014, gross profit for company-owned stores was $33,819, a decrease of 63.9%, or $59,804, from $93,623 for the three months ended June 30, 2013. The decrease was mainly due to decreased sales from company-owned stores.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$9,406	$22,102	$(12,696)	(57)%
Exclusive Franchise Stores	$(2,111,001)	$377,576	$(2,488,577)	(659)%
Company-Owned Stores	$33,819	$93,624	$(59,805)	(64)%
Total	$(2,067,776)	$493,302	$(2,561,078)	(519)%
The average gross profit (loss) per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$627	$1,473	$(846)	(57)%
Exclusive Franchise Stores	$(19,546)	$3,496	$(23,042)	(659)%
Company-Owned Stores	$33,819	$93,624	$(59,805)	(64)%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$1,015	$3,332	$(2,317)	(70)%
Exclusive Franchise Stores	$2,332,127	$-	$2,332,127	100%
Company-Owned Stores	$-	$-	$-	-%
Total	$2,333,142	$3,332	$2,329,810	69,922%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$1,015	$3,332	$(2,317)	(70)%
Exclusive Franchise Stores	$72,879	$-	$72,879	100%
Company-Owned Stores	$-	$-	$-	-%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$11,478	$(11,478)	(100)%
Exclusive Franchise Stores	$-	$72,162	$(72,162)	(100)%
Company-Owned Stores	$-	$-	$-	-%
Total	$-	$83,640	$(83,640)	(100)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$71	$(71)	(100)%
Exclusive Franchise Stores	$-	$364	$(364)	(100)%
Company-Owned Stores	$-	$-	$-	-%

Other information

The following is a summary of gross profit by product line for the three months ended June 30, 2014 and 2013:

	Three Months-Ended 06/30/2014	Three Months-Ended 06/30/2013
Solar Power Products	$86,557	$32,996
Air Conditioner	$52,710	$242,751
Refrigerator	$49,660	$43,115
TV	$33,742	$138,208
Washer	$9,173	$75,448
Others	$33,524	$47,756
Total	$265,366	$580,274

Gross Profit Rate

Gross profit rate for the three months ended June 30, 2014 was 6.90%, a decrease of approximately 1.51%, compared to 8.41% for the three months ended June 30, 2013. The decrease of gross profit rate is because the change of product portfolios in our sales during the three months ended June 30, 2014 compared to the same period last year. The Company continues to improve managing its sales network as well as products offered, which continuously requires us to review pricing on existing products and existing sales channels. We expect that our pricing strategies will continue to evolve to market conditions and expect improvements to have a marginalizing effect on the noted increase in gross profit rates at exclusive franchise stores as changes in product offerings mature along with their related pricing strategies.

For the three months ended June 30, 2014, gross profit rate for exclusive franchise stores was 6.88%, a decrease of 1.32% compared to 8.20% for the three months ended June 30, 2013. The decrease of gross profit rate is because the change of product portfolios in our sales during the three months ended June 30, 2014 compared to the same period last year.

For the three months ended June 30, 2014, gross profit rate for non-exclusive stores was 7.50%, a decrease of 0.76%, compared to 8.26% for the three months ended June 30, 2013. The decrease of gross profit rate is because the change of product mix in our sales during the three months ended June 30, 2014 compared to the same period last year.

For the three months ended June 30, 2014, gross profit rate for company-owned stores was 6.86%, a decrease of 2.86%, compared to 9.72% for the three months ended June 30, 2013.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 were $2,242,253, an increase of $650,318, or 40.9%, from $1,591,935 for the three months ended June 30, 2013.

Selling expenses for the three months ended June 30, 2014 were $371,154, a decrease of $821,238, or 68.9%, from $1,192,392 for the three months ended June 30, 2013. The decrease of selling expenses is primarily due to the decrease of marketing and promotion expenses.

General and administrative expenses for the three months ended June 30, 2014 were $185,190, a decrease of $319,781, or 63.3%, from $504,971 for the three months ended June 30, 2013. The decrease is mainly due to the decrease of overhead expenses related to drop of sales. The Company reduced the overhead expenses by imposing more strict internal control policy to reduce the travelling, administrative, entertaining and advertising expenses.

During the three months ended June 30, 2014 and 2013, bad debt allowance for receivable in the amounts of $2,901,294 and $256,068 were recorded as operating expenses.

During the three months ended June 30, 2014 and 2013, recovery of debt expenses of $1,215,385 and $361,496 were recorded as a reduction of operating expenses.

Net Operating Loss

Our net operating loss for the three months ended June 30, 2014 was $1,976,887, an increase of $965,226, or 95.4%, from $1,011,661 for the same period in 2013. The increase was mainly due to the decrease of sales and gross profit and the increase of operating expenses.

Other Income (Expense)

Our net other expense for the three months ended June 30, 2014 was $51,305, a decrease of $30,607,367, or 99.8%, from net other expense $30,658,672 for the same period in 2013. The decrease of other expense was mainly due to impairment loss for long-term assets held for sale of $ 30,511,118 during the three months ended June 30, 2013.

Provision for Income Taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax and VAT benefit approval to Guoying on September 2, 2007 providing that Guoying was eligible to enjoy a reduced tax rate valid from October 1, 2007 until December 31, 2010. On January 10, 2011, the State Tax Bureau of Lu’an City has renewed the term of tax benefit approval until June 30, 2014. However, according to the approval, Guoying has an option to pay more tax per year at its discretion. Therefore, currently, Guoying is charged at a fixed annual amount of reduced tax rate of no less than RMB 7,500 per year that changes to cover all types of taxes including income tax and VAT. There were no significant book and tax basis differences. On January 1, 2014, the State Tax Bureau of Lu'an City renewed the term of tax benefit approval. Pursuant to the renewal approval, Guoying will continue to enjoy the same tax benefits until December 31, 2017.

Net Income (Loss) Attributable to China Electronics Holdings, Inc.

Our net loss attributable to China Electronics Holdings, Inc. for the three months ended June 30, 2014 was $2,028,192, a decrease of $29,641,774, or 93.6%, from net loss attributable to China Electronics Holdings, Inc. of $31,669,966 for the same period in 2013. The decrease was mainly because the Company did not suffer any impairment loss for long-term assets held during the three months ended June 30, 2014, comparing $30.511,118 impairment loss recorded in the same period 2013.

Six Months ended June 30, 2014 Compared with Six Months ended June 30, 2013

Revenues

Our net revenue for the six months ended June 30, 2014 was $8,290,890, a decrease of 33.1%, or $4,110,219, from $12,401,109 for the six months ended June 30, 2013.

For the six months ended June 30, 2014, net revenue from exclusive franchise stores was $6,969,326, a decrease of 25.8%, or $2,426,372, from $9,395,698 for the six months ended June 30, 2013. There were 140 exclusive franchise stores as of June 30, 2014, compared to 306 exclusive franchise stores as of June 30, 2013. The decreased revenue can be attributed to fewer number of exclusive stores and decreased sales from some product lines resulting from less demand and more competition.

For the six months ended June 30, 2014, net revenue from non-exclusive stores was $542,328, a decrease of 36.1%, or $306,347, from $848,675 for the six months ended June 30, 2013. There were 16 non-exclusive stores as of June 30, 2014, compared to the 177 non-exclusive stores as of June 30, 2013. The decreased revenue can be attributed to fewer number of non-exclusive stores and decreased sales from some product lines resulting from less demand and more competition. As noted above, the Company decided in 2013 to begin terminating its franchise arrangements based on certain enumerated criteria. The Company entered into no new non-exclusive franchise agreements in the first two quarters of 2014. The revenue remains stable without significant decline because the Company terminated contracts with non-exclusive franchise stores that generated little revenue and maintained contracts with stores that have business with the company’s top 20 largest customers.

For the six months ended June 30, 2014, net revenue from company owned stores was $779,236, a decrease of 63.9%, or $1,377,500, from $2,156,736 for the six months ended June 30, 2013. The decreased revenue from company-owned stores was mainly because of decreased sales from some product lines, less demand, less advertising efforts and more competition from e-commerce retail and wholesale business.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the six months ended June 30, 2014 and 2013 are as follows:

Six months-Ended 06/30/2013	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$848,675	$9,395,698	$2,156,736	$12,401,109
Cost of Sales	$779,029	$8,621,222	$1,936,842	$11,337,093
Gross Profit	$69,646	$774,476	$219,894	$1,064,016

Six months-Ended 06/30/2014	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$542,328	$6,969,326	$779,236	$8,290,890
Cost of Sales	$666,643	$6,398,457	$824,962	$7,890,062
Gross Profit	$(124,315)	$570,869	$(45,726)	$400,828

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2013 and that have been in continuous operation as of June 30, 2014 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2013 or 2014. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in six months ended June 30, 2014 and 2013, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$489,434	$359,418	$130,016	36%
Exclusive Franchise Stores	$4,800,299	$7,261,703	$(2,461,404)	(34)%
Company-Owned Stores	$779,236	$2,156,736	$(1,377,500)	(64)%
Total	$6,068,969	$9,777,857	$(3,708,888)	(38)%

The primary reason for the decrease in Same Stores Sales was the decrease in sales from exclusive stores (“Same Exclusive Franchise Stores”), and decrease in sales from company-owned stores (“Same Company-Owned Stores”), offset by increase in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”). The increase in our sales in Same Non-Exclusive Franchise stores is a result of better promotion during the six months ended June 30, 2014 compared to the same period last year. The decrease of sales in Exclusive franchise stores and decrease in sales in Company-Owned stores are due to less demand and more competition. The Company estimates that the sales from same stores will not increase during the three months ended September 30, 2014 compared to the same period last year due to the non-growing demand from customers and more competition.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Number of Same Stores	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013
Non-Exclusive Franchise Stores	15	15
Exclusive Franchise Stores	108	108
Company-Owned Stores	1	1

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$32,629	$23,961	$8,668	36%
Exclusive Franchise Stores	$44,447	$67,238	$(22,791	(34)%
Company-Owned Stores	$779,236	$2,156,736	$(1,377,500)	(64)%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened or with which we entered into a franchise agreement in either 2014 or 2013 that are in existence under normal business operations as of June 30, 2014 and excluding stores that closed in 2014 or 2013 (“New Stores”). New Store Sales are defined as sales from the New Stores. 2013 New Store Sales refer to the sales from New Stores opened or with which we entered into a franchise agreement in 2013 and not closed in 2014. 2014 New Store Sales refer to the sales generated in 2014 from both New Stores opened or with which we entered into a franchise agreement in 2013 and 2014 that have not closed as of the end of June 30, 2014.

New Stores Sales operating in six months ended June 30, 2014 and 2013, and the increase experiences at a percentage are as follows:

New Store Sales	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$52,894	$40,341	$12,553	31%
Exclusive Franchise Stores	$2,169,027	$-	$2,169,027	100%
Company-Owned Stores	$-	$-	$-	-%
Total	$2,221,921	$40,341	$2,181,580	5,408%

The primary reason for the increase in New Stores Sales was the increase of sales from new exclusive franchise stores (the “New Exclusive Franchise Stores”) and the increase in sales from new non-exclusive franchise stores (the “New Non-Exclusive Franchise Stores). The increase of sales from New Non-Exclusive Franchise Stores resulted from the addition of one (1) New Non-exclusive Franchise Stores as of June 30, 2014, as compared to June 30, 2013. Likewise, the increase of sales from exclusive stores resulted from 32 New Exclusive Franchise Stores as of June 30, 2014, as compared to none at June 30, 2013. The Company estimates that the sales from new stores will increase during the next three months ended September 30, 2014 due to more promotion events and advertising efforts by the Company.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

Number of New Stores	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013
Non-Exclusive Franchise Stores	1	1
Exclusive Franchise Stores	32	-
Company-Owned Stores	-	-

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$52,894	$40,341	$12,553	31%
Exclusive Franchise Stores	$67,782	$-	$67,782	100%
Company-Owned Stores	$-	$-	$-	-%

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

Closed Store Sales in six months ended June 30, 2014 and 2013, and the change experienced as a percentage are as follows:

Closed Store Sales	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$448,916	$(448,916)	(100)%
Exclusive Franchise Stores	$-	$2,133,995	$(2,133,995)	(100)%
Company-Owned Stores	$-	$-	$-	-%
Total	$-	$2,582,911	$(2,582,911)	(100)%

Franchise agreements that were terminated or which closed in 2013 generated no sales for the Company in the six months ended June 30, 2014. Going forward, the Company is resolved to close or terminate additional franchise arrangements, focusing on (i) those exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) those exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) those stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) those stores that sold brands of merchandise not supplied by us. The Company estimates that the sales from closed stores will decrease during the next three months ended September 30, 2014 due the decline of their own business due to less customer demand.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Number of Closed Stores	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013
Non-Exclusive Franchise Stores	161	161
Exclusive Franchise Stores	198	198
Company-Owned Stores	0	1

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$863	$(863)	(100)%
Exclusive Franchise Stores	$-	$4,604	$(4,604)	(100)%
Company-Owned Stores	$-	$-	$-	-%

Other information

The following is a summary of revenue by product line for the six months ended June 30, 2014 and 2013:

	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013
Solar Power Products	$1,852,752	$1,163,717
Air Conditioner	$2,018,403	$4,388,110
Refrigerator	$1,129,301	$928,416
TV	$1,181,335	$3,067,498
Washer	$395,307	$1,817,531
Others	$1,713,792	$1,035,837
Total	$8,290,890	$12,401,109

The decrease of revenue for the six months ended June 30, 2014 compared to the same period last year is mainly due to the decreased sales of Air-conditioners, Washer and TV offset by increased sales from other products.

Air-conditioners sales decreased by $2,369,707, or 54.0%, from $4,388,110 in the six months ended June 30, 2013 to $2,018,403 in the same period in 2014. The decrease is due to more competition, especially from Internet sales providers. The Company predicts that the market demand will keep decreasing and that the sales of air-conditioners products will continue decreasing in the three months ended September 30, 2014.

Washer sales decreased by $1,422,224, or 78.3%, from $1,817,531 in the six months ended June 30, 2013 to $395,307 in the same period in 2014. The decrease is due to more competition, especially from Internet sales providers. The Company predicts that the market demand will keep decreasing and that the sales of washer products will continue decreasing in the three months ended September 30, 2014.

TV sales decreased by $1,886,163, or 61.5%, from $3,067,498 in the six months ended June 30, 2013 to $1,181,335 in the same period in 2014. The decrease is due to more competition, especially from Internet sales providers. The Company predicts that the market demand will keep decreasing and that the sales of TV products will continue decreasing in the three months ended September 30, 2014.

Solar Power products sales increased by $689,035, or 59.2%, from $1,163,717 in the six months ended June 30, 2013 to $1,852,752 in the same period in 2014. The Company predicts the sales of Solar Power products will decrease in the three months ended September 30, 2014, primarily because we anticipate less promotion and marketing activities for solar power products in the next couple of month.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2014 was $7,890,062, a decrease of $3,447,031, or 30.4%, compared to $11,337,093 for the six months ended June 30, 2013. The decrease was mainly due to the decrease in sales.

	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013

Cost of goods sold from non-exclusive stores	$666,643	$779,029
Cost of goods sold from exclusive franchise stores	6,398,457	8,621,222
Cost of goods sold from company-owned stores	824,962	1,936,842
Cost of goods sold	$7,890,062	$11,337,093

For the six months ended June 30, 2014, cost of goods sold from non-exclusive stores was $666,643, a decrease of 14.4%, or $112,386, from $779,029 for the six months ended June 30, 2013. The decrease was in line with the decrease in sales from non-exclusive stores.

For the six months ended June 30, 2014, cost of goods sold from company-owned stores was $824,962, a decrease of 57.4%, or $1,111,880, from $1,936,842 for the six months ended June 30, 2013. The decrease was in line with the decrease in sales from company-owned stores.

For the six months ended June 30, 2014, cost of goods sold from exclusive franchise stores was $6,398,457, a decrease of 25.8%, or $2,222,765, from $8,621,222 for the six months ended June 30, 2013. The decrease was in line with the decrease in sales from exclusive stores.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$596,946	$329,898	$267,048	81%
Exclusive Franchise Stores	$5,147,872	$6,660,551	$(1,512,679)	(23)%
Company-Owned Stores	$824,962	$1,936,841	$(1,111,879)	(57)%
Total	$6,569,780	$8,927,290	$(2,357,510)	(26)%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$39,796	$21,993	$17,803	81%
Exclusive Franchise Stores	$47,665	$61,672	$(14,006)	(23)%
Company-Owned Stores	$824,962	$1,936,841	$(1,111,879)	(57)%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$69,697	$37,009	$32,688	88%
Exclusive Franchise Stores	$1,250,585	$-	$1,250,585	100%
Company-Owned Stores	$-	$-	$-	-%
Total	$1,320,282	$37,009	$1,283,273	3,467%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$69,697	$37,009	$32,688	88%
Exclusive Franchise Stores	$39,081	$-	$39,081	100%
Company-Owned Stores	$-	$-	$-	-%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$412,123	$(412,123)	(100)%
Exclusive Franchise Stores	$-	$1,960,671	$(1,960,671)	(100)%
Company-Owned Stores	$-	$-	$-	-%
Total	$-	$2,372,794	$(2,372,794)	(100)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$2,560	$(2,560)	(100)%
Exclusive Franchise Stores	$-	$9,902	$(9,902)	(100)%
Company-Owned Stores	$-	$-	$-	-%

Other information

The following is a summary of cost of goods sold by product line for the six months ended June 30, 2014 and 2013:

	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013
Solar Power Products	$1,715,824	$1,073,119
Air Conditioner	$1,904,373	$3,999,683
Refrigerator	$1,134,533	$849,004
TV	$1,128,786	$2,809,604
Washer	$377,471	$1,653,326
Others	$1,629,075	$952,357
Total	$7,890,062	$11,337,093

Gross Profit

Gross profit for the six months ended June 30, 2014 was $400,828, a decrease of $663,188, or approximately 62.3%, compared to $1,064,016 for the six months ended June 30, 2013.

For the six months ended June 30, 2014, gross profit for non-exclusive stores was a loss of $(124,315), a decrease of 278.5%, or $193,961, from an income of $69,646 for the six months ended June 30, 2013. The decrease was mainly due to certain of our products were caused by water damage and the company disposed those products at lower or discounted price.

For the six months ended June 30, 2014, gross profit for exclusive franchise stores was $570,869, a decrease of 26.3%, or $203,607, from $774,476 for the six months ended June 30, 2013. The decrease was mainly due to the decreased sales from exclusive franchise stores.

For the six months ended June 30, 2014, gross profit for company-owned stores was a loss of $(45,726), a decrease of 120.8%, or $265,620, from an income of $219,894 for the six months ended June 30, 2013. The decrease was mainly due to decreased sales from company-owned stores.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$(107,512)	$29,520	$(137,032)	(464)%
Exclusive Franchise Stores	$(347,573)	$601,152	$(948,725)	(158)%
Company-Owned Stores	$(45,726)	$219,895	$(265,621)	(121)%
Total	$(500,811)	$850,567	$(1,351,378)	(159)%

The average gross profit (loss) per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$(7,167)	$1,968	$(9,135)	(464)%
Exclusive Franchise Stores	$(3,218)	$5,566	$(8,784)	(158)%
Company-Owned Stores	$(45,726)	$219,895	$(265,621)	(121)%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$(16,803)	$3,332	$(20,135)	(604)%
Exclusive Franchise Stores	$918,442	$-	$918,442	100%
Company-Owned Stores	$-	$-	$-	-%
Total	$901,639	$3,332	$898,307	26,960%
The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$(16,803)	$3,332	$(20,135)	(604)%
Exclusive Franchise Stores	$28,701	$-	$28,701	100%
Company-Owned Stores	$-	$-	$-	-%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$36,793	$(36,793)	(100)%
Exclusive Franchise Stores	$-	$173,324	$(173,324)	(100)%
Company-Owned Stores	$-	$-	$-	-%
Total	$-	$210,117	$(210,117)	(100)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$229	$(229)	(100)%
Exclusive Franchise Stores	$-	$875	$(875)	(100)%
Company-Owned Stores	$-	$-	$-	-%

Other information

The following is a summary of gross profit by product line for the six months ended June 30, 2014 and 2013:

	Six months-Ended 06/30/2014	Six months-Ended 06/30/2013
Solar Power Products	$136,928	$90,598
Air Conditioner	$114,030	$388,427
Refrigerator	$(5,232)	$79,412
TV	$52,549	$257,894
Washer	$17,836	$164,204
Others	$84,717	$83,481
Total	$400,828	$1,064,016

Gross Profit Rate

Gross profit rate for the six months ended June 30, 2014 was 4.83%, a decrease of approximately 3.75%, compared to 8.58% for the six months ended June 30, 2013. The decrease of gross profit rate is because the change of product portfolios in our sales during the six months ended June 30, 2014 compared to the same period last year. The Company continues to improve managing its sales network as well as products offered, which continuously requires us to review pricing on existing products and existing sales channels. We expect that our pricing strategies will continue to evolve to market conditions and expect improvements to have a marginalizing effect on the noted increase in gross profit rates at exclusive franchise stores as changes in product offerings mature along with their related pricing strategies.

For the six months ended June 30, 2014, gross profit rate for exclusive franchise stores was 8.19%, a decrease of 0.05% compared to 8.24% for the six months ended June 30, 2013. The decrease of gross profit rate is because the change of product portfolios in our sales during the six months ended June 30, 2014 compared to the same period last year.

For the six months ended June 30, 2014, gross profit rate for non-exclusive stores was (22.92)%, a decrease of 31.13%, compared to 8.21% for the six months ended June 30, 2013. The decrease of gross profit rate is because the change of product mix in our sales during the six months ended June 30, 2014 compared to the same period last year.

For the six months ended June 30, 2014, gross profit rate for company-owned stores was (5.87)%, a decrease of 16.06%, compared to 10.20% for the six months ended June 30, 2013. The decrease of gross profit rate is because the change of product mix in our sales during the six months ended June 30, 2014 compared to the same period last year.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 were $5,355,924, an increase of $3,027,854, or 130.1%, from $2,328,070 for the six months ended June 30, 2013.

Selling expenses for the six months ended June 30, 2014 were $763,086, a decrease of $785,871, or 50.7%, from $1,548,957 for the six months ended June 30, 2013. The decrease of selling expenses is primarily due to the decrease of marketing and promotion expenses.

General and administrative expenses for the six months ended June 30, 2014 were $367,430, a decrease of $597,214, or 61.9%, from $964,644 for the six months ended June 30, 2013. The decrease is mainly due to the decrease of overhead expenses related to drop of sales. The Company reduced the overhead expenses by imposing more strict internal control policy to reduce the travelling, administrative, entertaining and advertising expenses.

During the six months ended June 30, 2014 and 2013, bad debt allowance for receivable in the amounts of $4,147,057 and $256,068 were recorded as operating expenses.

During the six months ended June 30, 2014 and 2013, recovery of debt expenses of $1,583,748 and $441,599 were recorded as a reduction of operating expenses.

In October 2013, during the rainy season, our warehouse was leaking. Some of our inventories were damaged. In order to promote the sales of those malfunction items, the Company sold them in discount. The price difference between the product cost and fair market value was $1,662,099 (RMB 10,204,789). Total $1,662,099 and $0 inventory loss of lower cost or market value was recorded under operating expenses for the six months ended June 30, 2014 and 2013, respectively.

Net Operating Loss

Our net operating loss for the six months ended June 30, 2014 was $4,955,096, an increase of $3,691,042, or 292.0%, from $1,264,054 for the same period in 2013. The increase was mainly due to the decrease of sales and gross profit and the increase of operating expenses.

Other Income (Expense)

Our net other income for the six months ended June 30, 2014 was $44,843, a decrease of $30,352,840, or 99.9%, from net other expense $30,397,683 for the same period in 2013. The decrease of other income was mainly due to impairment loss for long-term assets held for sale of $ 30,511,118 during the six months ended June 30, 2013.

Provision for Income Taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax and VAT benefit approval to Guoying on September 2, 2007 providing that Guoying was eligible to enjoy a reduced tax rate valid from October 1, 2007 until December 31, 2010. On January 10, 2011, the State Tax Bureau of Lu’an City has renewed the term of tax benefit approval until June 30, 2014. However, according to the approval, Guoying has an option to pay more tax per year at its discretion. Therefore, currently, Guoying is charged at a fixed annual amount of reduced tax rate of no less than RMB 7,500 per year that changes to cover all types of taxes including income tax and VAT. There were no significant book and tax basis differences. On January 1, 2014, the State Tax Bureau of Lu'an City renewed the term of tax benefit approval. Pursuant to the renewal approval, Guoying will continue to enjoy the same tax benefits until December 31, 2017.

Net Income (Loss) Attributable to China Electronics Holdings, Inc.

Our net loss attributable to China Electronics Holdings, Inc. for the three months ended June 30, 2014 was $4,999,939, a decrease of $26,661,806, or 84.2%, from net loss attributable to China Electronics Holdings, Inc. of $31,661,745 for the same period in 2013. The decrease of net loss was primarily because no impairment loss was recognized for six months ended June 30, 2014, comparing $30,511,118 impairment loss recorded in the same period 2013.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2014 or during the six months ended June 30, 2013 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $48,133, an increase of $21,864 from $26,269 as of December 31, 2013. We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	June 30, 2014	June 30, 2013
Net cash used in operating activities	$(2,520,990)	$(994,461)
Net cash used in investing activities	(4,388)	-
Net cash provided by financing activities	2,436,964	641,324
Effect of rate changes on cash	110,278	408,872
Increase in cash and cash equivalents	21,864	55,735
Cash and cash equivalents, beginning of periods	26,269	9,465
Cash and cash equivalents, end of periods	$48,133	$65,200

Net cash used in operating activities was $2,520,990 for the six months ended June 30, 2014, compared to net cash used in operating activities of $994,461 for the six months ended June 30, 2013, an increase of $1,526,529. The increase of net cash used in operating activities was primarily due to less decrease of advance to suppliers, more increase of accounts receivable and other receivable, less impairment loss for long-term assets held for sale, offset by decrease net loss, less purchase of inventories, more bad debt expenses, and more inventory loss.

On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an assets sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of $3,231,488 (RMB 20,000,000). Three installments in the amounts of: a) $807,872 (RMB 5,000,000), b) $1,615,744 (RMB 10,000,000) and c) $807,872 (RMB 5,000,000) are due by the ends of December 31, 2013, 2014 and 2015, respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% of the outstanding balance monthly. On December 26, 2013, the Company agreed Opto-Electronics's request to extend the payment schedule.

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

Growth Strategies

We funded our growth strategy from our working capital and below are a summary of approximately how much we have spent in year 2013 and estimates for 2014 to achieve our growth strategies:

Growth Strategies	Spent in 2014	Spent in 2013	Estimate in 2014

Develop new company-owned stores	$0	-	83,333

Develop new exclusive franchise stores	$128,333	102,352	166,667,

Develop new non-exclusive stores	$0	0	0

Investing Activities

Net cash used in investing activities was $4,388 for the six months ended June 30, 2014, compared to $0 used in investing activities for the six months ended June 30, 2013, an increase of $4,388, or 100.0%. The increase of net cash used in investing activities was primarily because we paid more for purchases of plant and equipment in the six months ended June 30, 2014. The Company estimates that it will spend $0 and $0 on acquisition of property and equipment and construction in progress for the next three months ended September 30, 2014.

Financing Activities

Net cash provided by financing activities was $2,436,964 for the six months ended June 30, 2014, compared to $641,324 provided by for the six months ended June 30, 2013. The increase was mainly because we borrowed $2.4 million bank loans in the six months ended June 30, 2014. The Company estimates that it may borrow additional $0.83 million and return $0 loans for the next three months ended September 30, 2014.

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

Contractual Obligations

Our significant contractual obligations are as follows:

The Company leases various facilities for use of warehouse and operation of company-owned stores under operating leases that terminate on various dates. The Company incurred rent expenses of $35,062 and $33,730 for the three months ended June 30, 2014 and 2013 respectively. The Company incurred rent expenses of $70,400 and $74,723 for the six months ended June 30, 2014 and 2013 respectively.

The lease expenses for the next three years are estimated to be as follows:

Six months Ended June 30,
2015	$134,653
2016	117,270
2017	87,952
$339,875

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

Payments received before all of the relevant criteria for revenue recognition satisfied are recorded as unearned revenue. Unearned revenue amounted to $0 and $0 as of June 30, 2014 and December 31, 2013, respectively.

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

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging initial franchise fee, continuing fee and royalty to exclusive franchise stores. As such, total franchise fees for the six months period ended June 30, 2014 and 2013 were $0.

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

As of June 30, 2014, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

Date:  August 14, 2014