Form 10-Q
period 2014-09-30
China Electronics Holdings, Inc.
filed 2014-11-12
CIK 1440770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-152535

CHINA ELECTRONICS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	98-0550385 (I.R.S. Employer Identification No.)

Building 3, Binhe District, Longhe East Road, Lu’an City, Anhui Province, PRC (Address of Principal Executive Offices)	237000 (ZIP Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,775,113 as of October 14, 2014

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to (i) China Electronics Holdings, Inc., a Nevada corporation (“China Electronics”), (ii) China Electronic Holdings, Inc., a Delaware corporation (“CEH Delaware”), and (iii) Lu’anGuoying Electronic Sales Co., Ltd., a wholly foreign enterprise under the laws of the People’s Republic of China (“Guoying”), unless otherwise indicated or the context otherwise requires.

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

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

China Electronics Holdings, Inc.

Consolidated Financial Statements

September 30, 2014 and December 31, 2013

(Stated in US Dollars)

China Electronics Holdings, Inc.

Table of Contents	Page

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Operations and Comprehensive Income	4

Consolidated Statements of Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7 - 29

China Electronics Holdings, Inc.
Consolidated Balance Sheets
As of September 30, 2014 and December 31, 2013
(Stated in US Dollars)

	As of	As of
	September 30,	December 31,
	2014	2013
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$50,034	$26,269
Accounts receivable, net	5,753,290	1,099,118
Other receivable	2,142,590	3,544,942
Related party receivable	670,292	-
Inventory	6,198,758	5,449,341
Advance to suppliers	3,389,614	7,432,827
Prepaid expenses	-	226,204
Total current assets	18,204,578	17,778,701

Non-current assets
Property, plant and equipment, net	46,076	57,890
Security deposit	32,562	32,315
Total non-current assets	78,638	90,205

Total Assets	$18,283,216	$17,868,906

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Bank loans	$3,256,215	$-
Accounts payable and accrued expenses	107,107	203,316
Other payable	89,384	54,144
	3,452,706	257,460

Total Liabilities	$3,452,706	$257,460

China Electronics Holdings, Inc.
Consolidated Balance Sheets
As of September 30, 2014 and December 31, 2013
(Stated in US Dollars)

	As of	As of
	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013 respectively	$-	$-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,775,113 shares issued and outstanding as of September 30, 2014 and December 31, 2013 respectively	1,678	1,678
Additional paid-in capital	15,341,710	15,341,710
Statutory reserve	3,849,684	3,849,684
Accumulated deficit	(9,682,989)	(6,768,251)
Accumulated other comprehensive income	5,320,427	5,186,625
Total Stockholders’ Equity	14,830,510	17,611,446

Total Liabilities and Stockholders’ Equity	$18,283,216	$17,868,905

China Electronics Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income
For the three months and nine months ended September 30, 2014 and 2013
(Stated in US Dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Sales revenue
Revenue from exclusive franchise stores	$7,327,816	$7,187,992	$14,297,143	$16,583,690
Revenue from non-exclusive franchise stores	705,171	666,932	1,247,499	1,515,606
Revenue from company owned stores	617,502	501,950	1,396,737	2,658,686
Revenue	8,650,489	8,356,874	16,941,379	20,757,982
Cost of goods sold
Cost from exclusive franchise stores	6,568,332	6,607,101	12,966,789	15,228,323
Cost from non-exclusive franchise stores	632,707	612,369	1,299,351	1,391,398
Cost from company owned stores	547,658	459,675	1,372,619	2,396,516
Cost of goods sold	7,748,697	7,679,145	15,638,759	19,016,237
Gross profit	901,792	677,729	1,302,620	1,741,745

Operating expenses
Selling expenses	188,320	401,403	951,406	1,950,360
General and administrative expenses	129,935	146,829	497,363	1,111,472
Inventory loss of lower cost or market value	-	-	1,662,099	-
Bad debt allowance for receivables	565,700	2,339,300	3,898,386	2,595,368
Bad debt recovery for receivables	(163,513)	(1,530)	(1,747,260)	(363,026)
Bad debt recovery for other receivables	(814,372)	(121,050)	-	(201,152)
Adjustment of pending and litigation accruals	(115,308)	-	(115,308)	-
Total operating expenses	(209,238)	2,764,952	5,146,686	5,093,022
Operating income/(loss)	1,111,030	(2,087,223)	(3,844,066)	(3,351,277)

Other income/(expense)
Other income	390	1,294	32,587	1,075
Other expense	-	(132,030)	(179)	-
Interest income	1,038,706	2,034	1,038,768	472,485
Interest expense	(64,926)	(33,236)	(141,848)	(124,211)
Impairment loss for plant and equipment	-	-	-	(268,677)
Impairment loss for long-term assets held for sale	-	-	-	(30,640,293)
Total other income/(expense)	974,170	(161,938)	929,328	(30,559,621)

Net Income/(loss) before provision of income taxes	2,085,200	(2,249,161)	(2,914,738)	(33,910,898)
Provision for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	-	-	-	(8)
Net income/(loss)	$2,085,200	$(2,249,161)	$(2,914,738)	$(33,910,906)

Other comprehensive income
Foreign currency adjustment	23,346	227,764	133,802	393,985
Comprehensive income/(loss)	$2,108,546	$(2,021,397)	$(2,780,936)	$(33,516,921)

Earnings per share
-Basic	$0.12	$(0.13)	$(0.17)	$(2.02)
-Diluted	$0.12	$(0.13)	$(0.17)	$(2.02)
Weighted average shares outstanding
-Basic	16,775,113	16,775,113	16,775,113	16,775,113
-Diluted	16,775,113	16,775,113	16,775,113	16,775,113

China Electronics Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of September 30, 2014 and December 31, 2013

					Retained	Accumulated
	Number		Additional		Earnings	Other		Non-
	Of	Common	Paid in	Statutory	(Accumulated	Comprehensive		controlling
	Shares	Stock	Capital	Reserve	Deficit)	Income	Total	Interest
Balance at January 01, 2013	16,775,113	$1,678	$15,341,710	$3,849,684	$29,609,970	$4,391,004	$53,194,046	$9,630
Net income	-	-	-	-	(36,378,221)	-	(36,378,221)	-
Discontinued operations of subsidiary	-	-	-	-	-	-	-	(9,630)
Foreign currency translation adjustment	-	-	-	-	-	795,621	795,621	-
Balance at December 31, 2013	16,775,113	$1,678	$15,341,710	$3,849,684	$(6,768,251)	$5,186,625	$17,611,446	$-

Balance at January 01, 2014	16,775,113	$1,678	$15,341,710	$3,849,684	$(6,768,251)	$5,186,625	$17,611,446	$-
Net income	-	-	-	-	(2,914,738)	-	(2,914,738)	-
Foreign currency translation adjustment	-	-	-	-	-	133,802	133,802	-
Balance at September 30, 2014	16,775,113	$1,678	$15,341,710	$3,849,684	$(9,682,989)	$5,320,427	$14,830,510	$-

China Electronics Holdings, Inc.
Consolidated Statements of Cash Flows
For the three months and nine months ended September 30, 2014 and 2013
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net Income/(loss)	$2,085,200	$(2,249,161)	$(2,914,738)	$(33,910,906)
Adjustments to reconcile net income to net cash from operations:
Bad debt provision	565,700	2,339,300	3,898,386	2,595,368
Impairment loss for plant and equipment	-	2,855	-	268,677
Impairment loss for long-term assets held for sale	-	129,175	-	30,640,293
Inventory loss of lower cost or market value	-	-	1,662,099	-
Amortization and depreciation	5,549	6,994	16,466	287,819
Adjustment of pending and litigation accruals	(115,308)	-	(115,308)	-
Changes in operating assets and liabilities:
Accounts and other receivables	(2,858,444)	(4,708,166)	(7,150,206)	(6,877,070)
Inventories	(3,418,035)	(1,101,608)	(2,411,516)	(8,565,093)
Advance to suppliers	3,562,171	5,768,069	4,043,213	15,187,186
Prepaid expenses	-	111,354	226,204	(342,220)
Accounts payables and accruals	3,096	(108)	54,339	9,113
Unearned revenue	-	(383,966)	-	(372,891)
Net cash used in operating activities	(170,071)	(85,262)	(2,691,061)	(1,079,724)

Cash flows from investing activities
Payments for purchase of plant and equipment	-	-	(4,652)	-
Net cash used in investing activities	-	-	(4,652)	-

Cash flows from financing activities
Discontinued operations of subsidiary	-	-	-	(9,630)
Proceeds from bank loans	819,252	808,130	3,256,215	1,609,477
Repayments of bank loans	-	(808,130)	-	(1,609,477)
Loans to related party	(670,292)	-	(670,292)	-
Proceeds from related party loans	-	5,835	-	656,789
Net cash provided by financing activities	148,960	5,835	2,585,923	647,159

Effect of foreign currency translation on cash	23,012	80,920	133,555	489,794
Net increase/(decrease) of cash and cash equivalents	1,901	1,493	23,765	57,229
Cash and cash equivalents at beginning of periods	48,133	65,201	26,269	9,465
Cash and cash equivalents at end of periods	$50,034	$66,694	$50,034	$66,694

Supplementary cash flows information:
Interest received	$1,038,706	$2,034	$1,038,768	$472,485
Interest paid	$64,926	$33,236	$141,848	$124,211
Income tax paid	$-	$-	$-	$-

1.	Nature of Operations

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

Inventory is stated at the lower of cost determined on a weighted average basis or net realizable value. Cost of inventory is comprised of the cost of acquiring electronic products sold plus freight in cost incurred acquiring the electronic products.  The freight in cost is allocated to the individual product purchased.  Net realizable value is equal to the estimated selling price, in the ordinary course of business, less estimated selling costs, completion and disposal. Inventory as of September 30, 2014 and December 31, 2013 consisted of:

Description	As of September 30, 2014	As of December 31, 2013
Electronic products	$6,198,758	$5,449,341

H.	Advance

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

During 2011, the Company started construction of four buildings, 4,800 square meters each and 19,200 square meters in total, on its Pingqiao land. These four buildings were intended to be used as warehouses to build the Company’s logistic center. The Company did not have sufficient capital to continue building the construction and has disposed the construction of logistics center on July 28, 2013. See Note 15 – Discontinued Operations.

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

At December 31, 2013, the Company assessed its long-lived assets and has concluded that cash flows generated by its ongoing business, which incorporate significant use of the property, plant and equipment, did not provide sufficient profit. Therefore, the Company recorded $271,256 impairment loss for its plant and equipment. Simultaneously, the Company also recorded $31,134,887 impairment loss for long-term assets held for sale. See Note 15 – Discontinued Operations.

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

Payments received before all of the relevant criteria for revenue recognition satisfied are recorded as unearned revenue. Unearned revenue amounted to $0 as of September 30, 2014 and December 31, 201.

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

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging initial franchise fee, continuing fee and royalty to co-operative stores. As such, total franchise fees for the nine months ended September 30, 2014 and 2013 were $0.

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

ASC 605-45-20 (formerly EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs”) establishes standards for the classification of shipping and handling costs. Shipping and Handling costs include shipping and handling costs related to shipping and handling the Company's products from  warehouse to buyers’ designated locations at exclusive or non-exclusive franchise stores, and company owned stores (collectively referred to as the “Stores”). Shipping and handling costs that are billed to Stores are classified as revenue, while those costs not billed to Stores are classified as selling expenses. Shipping and handling costs billed to customers and included within revenue for the nine months ended September 30, 2014 and 2013 were $0 because the Company did not charge any shipping and handling expenses from Stores. Shipping and handling costs not billed to Stores and included within selling expenses for the nine months ended September 30, 2014 and 2013 were $199,601 and $317,722 respectively.

R.	Advertising Costs

The Company records advertising costs as incurred. Advertising costs in the amounts of $275,460 and $1,108,263 were included in selling expenses for the nine months ended September 30, 2014 and 2013 respectively.

S.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of September 30, 2014 and December 31, 2013, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at September 30, 2014 and December 31, 2013.

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

Exchange Rates	9/30/2014	12/31/2013	9/30/2013
Year end RMB: US$ exchange rate	6.1421	6.1891	6.1364
Average RMB: US$ exchange rate	6.1465	6.1145	6.2132

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

The following table presents the Company’s financial assets and liabilities in accordance with the hierarchy set forth in ASC 820-10:

	Quoted in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2014
Financial assets:
Cash	$50,034	$-	$-	$50,034
Total financial assets	$50,034	$-	$-	$50,034

Financial Liabilities:
Bank loan	$3,256,215	$-	$-	$3,256,215
Total financial liabilities	$3,256,215	$-	$-	$3,256,215

	Quoted in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2013
Financial assets:
Cash	$26,269	$-	$-	$26,269
Total financial assets	$26,269	$-	$-	$26,269

Financial Liabilities:
Total financial liabilities	$-	$-	$-	$-

In January 2008, the Company adopted ASC 825-10, Fair Value Option for Financial Assets and Financial Liabilities, and has elected not to measure any of the Company’s current eligible financial assets or liabilities at fair value. ASC 825-10 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, ASC 825-10 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. ASC 825-10 became effective January 1, 2008. The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the nine months ended September 30, 2014.

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

There was no stock based compensation for the nine months ended September 30, 2014 and 2013.

AA.	Employee Welfare Plan

The employees of the Company participate in the defined contribution welfare plan managed by the local government authorities whereby the Company is required to contribute to the schemes at fixed rates of the employees’ salary. The Company’s contributions to this plan are charged to statement of operations when incurred. The Company has no obligations for the payment of retirement and other post-retirement benefits of staff other than the contributions described above. The total expenses for the welfare plan were $47,740 and $53,247 for the nine months ended September 30, 2014 and 2013 respectively.

BB.	Subsequent Events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company concludes that there is no subsequent event that would require adjustment or disclosure to the consolidated financial statements as of and for the nine months ended September 30, 2014.

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

3.	Accounts Receivable

Accounts receivable	As of September 30, 2014	As of December 31, 2013
Exclusive franchise stores	$8,831,733	$2,633,882
Non-exclusive franchise stores	822,736	200,470
Accounts receivable, gross	9,654,469	2,834,352
Less: allowance for doubtful accounts	(3,901,179)	(1,735,234)
Accounts receivable, net	$5,753,290	$1,099,118

Allowance for doubtful accounts	As of September 30, 2014	As of December 31, 2013
Beginning balance	$(1,735,234)	$(362,016)
Allowance provided	(3,898,386)	(1,756,405)
Recovery	1,746,260	368,886
Foreign currency adjustment	(13,819)	14,301
Ending Balance	$(3,901,179)	$(1,735,234)

Accounts receivable aging analysis	As of September 30, 2014	As of December 31, 2013
1-30 Days	$2,233,383	$718,809
30-60 Days	1,850,102	190,477
61-90 Days	1,669,805	189,832
Over 90 Days	-	-
Total	$5,753,290	$1,099,118

4.	Other Receivables

Description	Note	As of September 30, 2014	As of December 31, 2013
Hongrong Real Estate Company	(1)	$2,274,466	$2,257,194
Mr. Li Xiaoyu (Buyer of Opto-Electronics)	(2)	1,815,340	3,544,942
Anhui Houdezaiwu Technology Cooperatives	(3)	325,622	-
Others		1,628	-
Subtotal		4,417,056	5,802,136
Less: allowance	(1)	(2,274,466)	(2,257,194)
Total		$2,142,590	$3,544,942

(1).  The Company loaned RMB 13,970,000 (approximately $2,242,185) to Hongrong Real Estate Company (“Hongrong”), an unrelated party, on August 20, 2012. The loan was due on August 19, 2013 and secured by a building owned by Hongrong. The Company reserved full amount of $2,242,185 receivable from Hongrong as of December 31, 2012. Subsequent loan repayment from Hongrong to the Company will be recognized as reduction of operating expense in the period when it occurs. As of December 31, 2013, Hongrong has not settled the loan. However, for the nine months ended September 30, 2014, the Company received $1,038,706 interest payment from Hongrong.

(2). See Note 15 - Discontinued Operations

(3). The Company lent $325,622 (RMB 2,000,000) to Anhui Houdezaiwu Technology Cooperatives on May 16, 2014 for purpose of establishment of tea plantation base. The loan is due on November 15, 2014. The loan is unsecured and interest free.

5.	Related Party Receivable

A related party company Anhui Dayun Hengtong Ecommerce Co., Ltd. (“Dayun Hengtong) on August 8, 2014, August 21, 2014 and August 22, 2014 entered into three loan agreements with the Company to borrow $325,622 (RMB 2,000,000), $455,382 (RMB 2,797,000) and $214,910 (RMB 1,320,000) respectively. Pursuant to the loan agreements, these loans are due on September 7, 2014, August 20, 2015 and August 21, 2015 respectively. These loans are interest free and unsecured. As of September 30, 2014 Dayun Hengtong has repaid the Company $325,622. The Company’s chairman and Chief Executive Officer (CEO) Mr. Liu Hailong is a shareholder of Dayun Hengtong.

6.	Advance to Suppliers

The current advance to suppliers amounted $3,389,614 and $7,432,827 as of September 30, 2014 and December 31, 2013 respectively. As a wholesaler of consumer electronics and appliances, the Company purchased products from large distributors, including Sony, Samsung, LG, Haier, etc. Pursuant to purchase agreements with these large suppliers, advance deposit in significant amount of following year purchase is mandatory. Therefore, the Company deposited advance to suppliers for 2014 purchase at the end of year 2013 and the beginning of 2014.

7.	Property, Plant and Equipment

As of September 30, 2014		Accumulated
Category of Asset	Cost	Depreciation	Net
Vehicle	$74,988	$46,795	$28,193
Furniture and equipment	49,029	31,146	17,883
	$124,017	$77,941	$46,076

As of
December 31, 2013		Accumulated
Category of Asset	Cost	Depreciation	Net
Vehicle	$74,418	$35,831	$38,587
Furniture and equipment	44,947	25,644	19,303
	$119,365	$61,475	$57,890

Depreciation expenses were $16,466 and $16,216 for the nine months ended September 30, 2014 and 2013 respectively.

8.	Bank Loans

				As of	As of
	Interest Rate			September 30,	December 31,
Name of Creditor	Per Annum	Maturity	Note	2014	2013
Rural Credit Cooperatives of Lu’an	10.08%	1/3/2015	(1)	$1,302,486	$-
Rural Credit Cooperatives of Lu’an	9.00%	4/24/2015	(2)	1,139,675	-
Rural Credit Cooperatives of Lu’an	11.70%	9/4/2015	(2)	814,054	-
Total				$3,256,215	$-

(1) The loan is guaranteed by Lu'an Senyuan Ecological Park Ltd. ("Senyuan") and secured by the forestry plants grown on its land. Senyuan is an affiliated company controlled and owned by the Company's CEO Mr. Liu’s father and ex-wife.

(2) These two loans are one year term secured by the Land Use Rights. See Note 15 – Discontinued Operations.

Rural Credit Cooperative of Lu’an does not implement restrictive covenants such as minimum bank balance, level of working capital, or net income requirement on above loans.

9.	Accounts Payable and Accrued Expenses

Description	As of September 30, 2014	As of December 31, 2013
Accrued payroll	$87,017	$58,008
Claimed unpaid legal fee in dispute	20,000	145,308
Total	$107,017	$203,316

10.	Capitalization

The Company’s outstanding securities at September 30, 2014 are shown in the following table:

	Authorized Shares	Shares Issued and Outstanding
Common Stock	150,000,000	16,775,113
Preferred Stock	50,000,000	-

	Strike Price	Contractual Life	Expiration Date	Shares Issued and Outstanding	Weighted Average Fair Value
Series E Warrants	$0.25	5 years	07/13/2015	1,000,000	$4.12
Series F(i) Warrants	$1.75	5 years	07/13/2015	31,429	$2.64
Series F(ii) Warrants	$2.64	5 years	07/13/2015	94,329	$1.77
Series F(iii) Warrants	$2.64	5 years	07/13/2015	104,592	$1.77

Common Stock

Total 150,000,000 shares of common stock, par value $0.0001 per share, are authorized. 16,775,113 shares were issued and outstanding at September 30, 2014.

Preferred Stock

Total 50,000,000 shares of preferred stock, par value $0.0001 per share, are authorized. 0 share was issued and outstanding at September 30, 2014.

Warrants

Total 1,230,350 warrants, including 1,000,000 series warrants E and 230,350 series warrants F, were outstanding at September 30, 2014. 314,285 series warrants A, 314,285 series warrants B, 497,303 series warrants C, 497,303 series warrants D, and 50,000 series warrants G have been expired on July 9, 2013. The Company used the Black-Scholes option pricing model to calculate the values of these warrants. The following table depicts the assumptions that were employed in the model:

Warrants	Series: E and F(i,ii,iii)
Annual dividend yield	-
Risk-free interest rate	0.30%
Expected volatility	12%
Year to maturity	5.00

11.	Income Taxes

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

Effective tax rates were approximately 0% and 0% for the nine months ended September 30, 2014 and 2013 respectively. Central government tax benefits which have been granted to Guoying will expire on December 31, 2017 and local government tax benefits will expire on December 31, 2016. The Company’s effective tax rate was lower than the U.S. federal statutory rate due to the fact that its operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
U.S. Statutory rates	34.00%	34.00%
Foreign income not recognized in USA	(34.00%)	(34.00%)
China income taxes	25.00%	25.00%
China income tax exemption	(25.00%)	(25.00%)
Total provision for income taxes	0.00%	0.00%

The provision for income taxes from continuing operations on income consists of the following for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
US current income tax expense	$-	$-
Federal	-	-
State	-	-
PRC current income tax expense	-	-
Total provision for income tax	$-	$-

United States of America

As of September 30, 2014, the Company in the United States had approximately $1,404,996 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. As of September 30, 2014 and December 31, 2013, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at September 30, 2014 and December 31, 2013.

	As of September 30, 2014	As of December 31, 2013
Net operation loss carry forward	$(1,404,996)	$(1,404,996)
Total deferred tax assets	-	-
Less: valuation allowance	-	-
Net deferred tax assets	-	-
Change in valuation allowance	$-	$-

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

12.	Concentration of Credit Risks, Uncertainties, Contingencies, and Commitments

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

For the nine months ended September 30, 2014, there is no major customer that individually comprised more than 10% of the Company’s total sales. There are three major suppliers individually accounting for over 10% of the Company’s total purchase. These three major suppliers accounted for 87.71% of total purchase:

Suppliers	Nine Months Ended September 30, 2014%
Lu’an Jinan District Shenfa Electronics Co., Ltd.	$8,638,286	47.98%
Lu'an Future Star Co., Ltd.	4,939,326	27.43%
Shanghai Shangling Electronics Manufacture Co., Ltd. - Hefei Branch	2,213,897	12.30%
	$15,791,509	87.71%

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Contingency

The Company was in litigation with its prior attorney ("Plaintiff"), who commenced an action against the company in the Supreme Court of the State of New York County of New York on February 2011 for approximately $145,308 plus accrued interest for legal services provided to China Financial Services, a financial advisory firm, on behalf of the Company. This amount has been accrued as of December 31, 2011.

The Company and its Plaintiff entered into a settlement agreement dated July 25, 2014, whereas the Company agreed to pay Plaintiff total sum of $30,000 in three installments, of $10,000 each installment by August 31, October 31 and December 31, 2014 respectively. The Company has made payment of first installment of settlement fee in amount of $10,000 by early September, 2014. In consideration of the settlement, Plaintiff released the Company all claims ever had by Plaintiff against the Company. A Stipulation of Discontinuance was filed with New York County Supreme Court on August 7, 2014. The difference between accrual pending litigation expense and settlement payment in the amount of $115,308 was recorded as a reduction of operation expense for the nine monthly ended September 30, 2014.

Operating Leases

The Company leases various facilities under operating leases that terminate on various dates. The Company incurred rent expenses of $105,482 and $144,086 for the nine months ended September 30, 2014 and 2013 respectively.

The lease expenses for the next three years are estimated to be as follows:

Nine Months Ended September 30,
2015	$128,629
2016	117,140
2017	58,570
$304,339

Obligations for Land Use Rights

The Company entered into a Land Investment Agreement on October 28, 2010 and a supplemental Deposit Agreement on December 28, 2010 with the management committee of Pingqiao Industrial Park (the “Pingqiao Committee”), under which the Pingqiao Committee is obligated to assist the Company to obtain a land use right for 164,983 square meters (approximately 300 Chinese acres) to be issued by local people's government where our construction and investment project will be built.  The land use rights certificate is to be approved and issued by People’s Government of Yu An District and Pingqiao Committee is the management committee in charge of project investment on this parcel of land. 120 Chinese acres of this land is for commercial use and 180 Chinese acres of this land is for industrial use. The Company paid RMB 100 million (approximately $15.74 million) of the purchase price as of December 31, 2010. The Company is not obligated to pay the remaining $3.7 million until it receives the land use rights certificate issued by PRC government pursuant to the Land Investment Agreement.  The Company received a land use rights certificate issued by Yu An people’s government on April 16, 2012 with a term of 50 years until 2062 for a 38,449 square meter portion of the land which has been collateralized for a loan of RMB 5 million to a bank, including the 19,200 square meters where the four warehouses were built. This loan was paid back by the Company on December 21, 2013. The Company waited to receive the land use rights certificate for the remaining 126,534 square meters of Pingqiao land. The government may not remove the Company’s facilities from the land which the Company has obtained the land use right certificate but could remove any future constructions that the Company builds on the land which the Company has not obtained land use rights certificate. Due to burdensome and repetitive approval procedures, the Company has not been granted land use rights certificate for the rest of land. The Company disposed the land use rights on July 28, 2013. Buyer carries a contractual obligation to obtain a land use rights certificate for the remaining 126,534 square meters of Pingqiao land. The Company is no longer obligated to pay the remaining $3.7 million. See Note 15 – Discontinued Operations.

13.	Operating Segments

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

The following table presents a summary of operating information and balance sheet information:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues from unaffiliated customers:
Exclusive franchise stores	$7,327,816	$7,187,992	$14,297,143	$16,583,690
Non-exclusive stores	705,171	666,932	1,247,499	1,515,606
Company owned stores	617,502	501,950	1,396,738	2,658,686
Consolidated	8,650,489	8,356,874	16,941,379	20,757,982
Gross Profit:
Exclusive franchise stores	759,484	580,891	1,330,354	1,355,367
Non-exclusive stores	72,464	54,563	(51,852)	124,208
Company owned stores	69,844	42,275	24,118	262,170
Consolidated	901,792	677,729	1,302,620	1,741,745

Depreciation and amortization:
Exclusive franchise stores	-		-
Non-exclusive stores	-		-
Company owned stores	-		-
Corporate	5,549	6,994	16,466	287,819
Consolidated	5,549	6,994	16,466	287,819

Capital expenditures:
Exclusive franchise stores	-	-	-	-
Non-exclusive stores	-	-	-	-
Company owned stores	-	-	-	-
Corporate	-	-	-	-
Consolidated	$-	$-	$-	$-

	As of September 30, 2014	As of December 31, 2013
Identified Assets:
Exclusive franchise stores	$-	$-
Non-exclusive stores	-	-
Company owned stores	-	-
Corporate	18,283,216	17,868,906
Consolidated	$18,283,216	$17,868,906

14.	Earnings Per Share

Components of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net Income/ (Loss)	$2,085,200	$(2,249,161)	$(2,914,738)	$(33,910,906)

Original Shares of Common Stock	16,775,113	16,775,113	16,775,113	16,775,113
New Issuance of Common Stock	-	-	-	-
Basic Weighted Average Shares Outstanding	16,775,113	16,775,113	16,775,113	16,775,113

Addition to Common Stock from exercise of Warrant	-	-	-	-
Diluted Weighted Average Shares Outstanding	16,775,113	16,775,113	16,775,113	16,775,113

Earnings Per Share
- Basic	$0.12	$(0.13)	$(0.17)	$(2.02)
- Diluted	$0.12	$(0.13)	$(0.17)	$(2.02)

Weighted Average Shares Outstanding
- Basic	16,775,113	16,775,113	16,775,113	16,775,113
- Diluted	16,775,113	16,775,113	16,775,113	16,775,113

15.	Discontinued Operations

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

On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an asset sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of RMB 20,000,000 (approximately $3,239,810) to be paid in three installments of: a) RMB 5,000,000 (approximately $809,952), b) RMB 10,000,000 (Approximately $1,619,904) and c) RMB 5,000,000 (approximately $809,952) due on December 31, 2013, 2014 and 2015 respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% monthly of the outstanding balance. On December 26, 2013, the Company agreed Mr. Li Xiaoyu's request on behalf of Opto-Electronics to extend the payment schedule. The first RMB 5,000,000 (approximately $812,321) installment should be paid by May 2014. For the nine months ended September 30, 2014, the Company received RMB 10,790,000 (approximately $1,756,728) payment from Mr. Li Xiaoyu.

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

The sales price of the 38,449 square meters land with land use rights certificate was appraised by an independent appraisal firm, Luan Century Price Evaluation Consultative Co., Ltd., on April 24, 2013. The appraisal firm concluded the fair market value of the 38,449 square meter portion of the land for which the Company has received a land use rights certificate with a term of 50 years until 2062 was RMB 11,073,378 (approximately $1,774,722). The appraised value excluded the remaining 126,534 square meters of Pingqiao Land for which the Company has not received a land use rights certificate. Further, pursuant to Article 2 of the Sales Agreement, 1) Opto-Electronics is obligated to negotiate with the Yu An government to: a) obtain the land use rights certificate for  the remaining 126,534 square meters of land and b) pay to the Company the  agreed upon purchase price of the remaining land up to the amount which the Company has advanced to the Pingqiao Committee; and 2) upon completion of the logistics center by Opto-Electronics, the Company has a right of first refusal to lease the building at a favorable rent. The Company won’t transfer the land use rights certificate to Opto-Electronics until it receives the full payment RMB 20,000,000 from Opto-Electronics. The Company’s two bank loans from Rural Credit Cooperatives of Lu’an were secured by the Land Use Rights as of September 30, 2014. See Note 8 - Bank Loans.

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

The following tabulation presents the calculation of the impairment loss, the difference between the sales price and the carrying value of the long-term assets held for sale:

For Year Ended December 31, 2013
Land use rights	$15,400,551
Construction in progress	8,351,534
Advance for construction of plant and equipment	10,653,692
34,405,776
Less: sales price	(3,270,889)

Impairment loss	$31,134,887

16.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2014, the Company has an accumulated deficit of $9,682,989 because the Company continued to incur operating losses over the past several periods and has recorded an impairment loss of $31,134,887 for the disposal of long lived assets in 2013.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the nine months ended September 30, 2014 and 2013, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Mr. Liu also effectively controls the Company, holding shares approximating 68.9% of the voting power of the Company’s outstanding capital stock as of September 30, 2014. Under a call option agreement and voting trust agreement entered into on July 9, 2010 with Sherry Li, the nominee shareholder respectively for the former Guoying shareholders and the former CEH Delaware stockholders in connection with the above referenced recapitalizations, Mr. Liu received options exercisable for 11,556,288 shares of common stock in the Company. Pursuant to the terms of the Call Option Agreement, Mr. Liu received 5,778,144 shares in August 2010 and 5,778,144 shares in January 2013 from Ms. Sherry Liu pursuant to the vesting schedule set forth in the Call Option Agreement.

Results of Operations

Wholesale and Retail of Consumer Electronics Appliances

We operated 1 company-owned store as of September 30, 2014. We do not expect to close this store or open any new company-owned stores in the quarter ending December 31, 2014.

As of September 30, 2014, we have exclusive franchise agreements with 141 exclusive franchise stores operated under the Guoying brand name (the “Exclusive Franchise Stores”). We entered into a franchise agreement with 91, 25, 1, 6 and 1 new exclusive franchise stores in 2012, 2013, first quarter of 2014, Second quarter of 2014 and third quarter of 2014, respectively. We terminated our exclusive franchise agreements with 131, 198, 0, 0 and 0 exclusive franchise stores in 2012, 2013, first quarter of 2014, second quarter of 2014 and third quarter of 2014, respectively. Both our Company-owned stores and our exclusive franchise stores only sell merchandise that we provide as their exclusive wholesaler, and such merchandise includes Guoying branded products as well as products from major wholesalers and manufacturers, such as Sony, Samsung and LG.  We expect to open 5 and close 0 new exclusive franchise stores in the quarter ending December 31, 2014.

 As of September 30, 2014, we have non-exclusive franchise agreements with 16 stores (the “Non-Exclusive Franchise Stores”) to which we provide Guoying branded merchandise on a non-exclusive wholesale basis. We entered into franchise agreements with 20, 1, 0, 0 and 0 non-exclusive franchise stores in 2012, 2013, first quarter of 2014, second quarter of 2014 and third quarter of 2014, respectively. We terminated our non-exclusive franchise agreements with 198, 161, 0, 0 and 0 non-exclusive franchise stores in 2012, 2013, first quarter of 2014, second quarter of 2014 and third quarter of 2014, respectively.  We do not expect to open or close any non-exclusive franchise stores in the next quarter.

We currently target customers in county, township and villages (the third, fourth and fifth tiers of markets) in rural areas in Anhui Province of China. Our distribution and sales network currently covers twelve districts and counties in Anhui province, namely Shou County, Shu City, Jin An, Yu An, Huo Shan, Jinn Sai, HuoQiu, Gu Shi, Ye Ji, Fei West, Fei East, and Huai Nan Districts. We expect to expand our business in these twelve districts and counties in the next twelve months after September 30, 2014.

Prior to 2014, our Board decided to terminate our exclusive and non-exclusive franchise agreements with a number of stores in order to strengthen and grow the Company’s business. This decision followed from us concluding that the rapid growth of the number of stores serviced by the Company and aggressive business expansion had caused deficiencies in the Company’s internal controls and management. Criteria used when determining to close stores (“Disqualified Exclusive Stores” and “Disqualified Non-Exclusive Stores”) includes: (i) whether exclusive franchise store sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) whether exclusive and non-exclusive franchise stores failed to obey the Company’s pricing, resulting in lower profit margins; and (iii) to the extent stores located remotely Lu An City resulted  in unacceptable transportation and logistics expenses to us. During the nine months ended September 30, 2014, we did not close our company-owned store or terminate contracts with any of the exclusive franchise stores or non-exclusive franchise stores. We will continue to evaluate and decide if we need to terminate any more stores in the future.

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

The Company assessed its long-term assets held for sale associated with the logistics and transportation centers based on above mentioned events and circumstances and determined that a write-down for three month ended March 31, 2014 was necessary because the sales price of the long-term assets held for sale was significantly less than their carrying value. For the nine months ended September 30, 2014, the Company has recorded a $0 impairment loss in the consolidated statements of operations and comprehensive income.

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

Three Months ended September 30, 2014 Compared with Three Months ended September 30, 2013

Revenues

Our net revenue for the three months ended September 30, 2014 was $8,650,489, an increase of 3.5%, or $293,615, from $8,356,874 for the three months ended September 30, 2013.

For the three months ended September 30, 2014, net revenue from exclusive franchise stores was $7,327,816, an increase of 1.9%, or $139,824, from $7,187,992 for the three months ended September 30, 2013. There were 141 exclusive franchise stores as of September 30, 2014, compared to 136 exclusive franchise stores as of September 30, 2013. The increased revenue can be attributed to more number of exclusive stores and more attractive pricing strategies.

For the three months ended September 30, 2014, net revenue from non-exclusive stores was $705,171, an increase of 5.7%, or $38,239, from $666,932 for the three months ended September 30, 2013. There were 16 non-exclusive stores as of September 30, 2014, compared to the 18 non-exclusive stores as of September 30, 2013. The increased revenue can be attributed to increased sales from some product lines resulting from more successful marketing and sales effort such as more attractive pricing strategies.

For the three months ended September 30, 2014, net revenue from company owned stores was $617,502, an increase of 23.0%, or $115,552, from $501,950 for the three months ended September 30, 2013. The increased revenue from company-owned stores was mainly because of increased sales from more successful marketing and sales effort such as more attractive pricing strategies.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the three months ended September 30, 2014 and 2013 are as follows:

Three Months-Ended 09/30/2013	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$666,932	$7,187,992	$501,950	$8,356,874
Cost of Sales	$612,369	$6,607,101	$459,675	$7,679,145
Gross Profit	$54,563	$580,891	$42,275	$677,729

Three Months-Ended 09/30/2014	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$705,171	$7,327,816	$617,502	$8,650,489
Cost of Sales	$632,707	$6,568,332	$547,658	$7,748,697
Gross Profit	$72,464	$759,484	$69,844	$901,792

Sales and Average Per Store Sales of Same Stores

 Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2013 and that have been in continuous operation as of September 30, 2014 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2013 or 2014. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in three months ended September 30, 2014 and 2013, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$603,551	$388,714	$214,837	55%
Exclusive Franchise Stores	$5,635,355	$4,816,790	$818,565	17%
Company-Owned Stores	$617,502	$500,646	$116,856	23%
Total	$6,856,408	$5,706,150	$1,150,258	20%

The primary reason for the increase in Same Stores Sales was the increase in sales from exclusive stores (“Same Exclusive Franchise Stores”), and increase in sales from company-owned stores (“Same Company-Owned Stores”), and increase in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”). The increase of sales in same stores are due to successful marketing and sales effort. The Company estimates that the sales from same stores will increase during the three months ended December 31, 2014 compared to the same period last year due to company’s pricing strategies and marketing effort.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Number of Same Stores	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013
Non-Exclusive Franchise Stores	15	15
Exclusive Franchise Stores	108	108
Company-Owned Stores	1	1

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$40,237	$25,914	$14,322	55%
Exclusive Franchise Stores	$52,179	$44,600	$7,579	17%
Company-Owned Stores	$617,502	$500,646	$116,856	23%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened or with which we entered into a franchise agreement in either 2014 or 2013 that are in existence under normal business operations as of September 30, 2014 and excluding stores that closed in 2014 or 2013 (“New Stores”). New Store Sales are defined as sales from the New Stores. 2013 New Store Sales refer to the sales from New Stores opened or with which we entered into a franchise agreement in 2013 and not closed in 2014. 2014 New Store Sales refer to the sales generated in 2014 from both New Stores opened or with which we entered into a franchise agreement in 2013 and 2014 that have not closed as of the end of September 30, 2014.

New Stores Sales operating in three months ended September 30, 2014 and 2013, and the increase experiences at a percentage are as follows:

New Store Sales	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$101,620	$221,543	$(119,923)	(54)%
Exclusive Franchise Stores	$1,692,461	$1,518,237	$174,224	11%
Company-Owned Stores	$-	$-	$-	-%
Total	$1,794,081	$1,739,780	$54,301	3%

The primary reason for the increase in New Stores Sales was the increase of sales from new exclusive franchise stores (the “New Exclusive Franchise Stores”) offset by the decrease in sales from new non-exclusive franchise stores (the “New Non-Exclusive Franchise Stores). The increase of sales from New Exclusive Franchise Stores resulted from there are 33 New Exclusive Franchise Stores during the quarter ended September 30, 2014 compared to 21 New Exclusive Franchise Store during the quarter ended September 30, 2013. The decrease of sales from Non-Exclusive Franchise stores during the quarter ended September 30, 2014 compared to the same period last year is mainly because of less successful marketing and promotion, and decreasing demand of supplies from our contracted non-exclusive franchise stores. The Company estimates that the sales from new stores will increase during the next three months ended December 31, 2014 due to more promotion events and advertising efforts by the Company and more attractive pricing strategies.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

Number of New Stores	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013
Non-Exclusive Franchise Stores	1	1
Exclusive Franchise Stores	33	21
Company-Owned Stores	-	-

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$101,620	$221,543	$(119,923)	(54)%
Exclusive Franchise Stores	$51,287	$72,297	$(21,010)	(29)%
Company-Owned Stores	$-	$-	$-	-%

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

Closed Store Sales in three months ended September 30, 2014 and 2013, and the change experienced as a percentage are as follows:

Closed Store Sales	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$56,675	$(56,675)	(100)%
Exclusive Franchise Stores	$-	$852,965	$(852,965)	(100)%
Company-Owned Stores	$-	$1,304	$(1,304)	(100)%
Total	$-	$910,944	$(910,944)	(100)%

Franchise agreements that were terminated or which closed in 2013 generated no sales for the Company in the three months ended September 30, 2014. Going forward, the Company is resolved to close or terminate additional franchise arrangements, focusing on (i) those exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) those exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) those stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) those stores that sold brands of merchandise not supplied by us. The Company estimates that the sales from closed stores will decrease during the next three months ended December 31, 2014 due to the decline of their own business due to less customer demand.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Number of Closed Stores	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013
Non-Exclusive Franchise Stores	161	161
Exclusive Franchise Stores	198	198
Company-Owned Stores	0	1

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$352	$(352)	(100)%
Exclusive Franchise Stores	$-	$4,308	$(4,308)	(100)%
Company-Owned Stores	$-	$1,304	$(1,304)	(100)%

Other information

The following is a summary of revenue by product line for the three months ended September 30, 2014 and 2013:

	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013
Solar Power Products	$1,000,789	$287,429
Air Conditioner	$4,259,122	$3,193,262
Refrigerator	$986,693	$864,332
TV	$1,344,683	$2,980,323
Washer	$185,263	$406,945
Others	$873,939	$624,583
Total	$8,650,489	$8,356,874

The increase of revenue for the three months ended September 30, 2014 compared to the same period last year is mainly due to the increased sales of Air-conditioners, Solar Power Products and Refrigerator, offset by decreased sales from other products mainly Washer and TV.

Air-conditioners sales increased by $1,065,860, or 33.4%, from $3,193,262 in the three months ended September 30, 2013 to $4,259,122 in the same period in 2014. The increase is due to the Company was selling more models and adopted more attractive pricing strategies. The Company predicts that the market demand will decrease and that the sales of air-conditioners products will decrease in the three months ended December 31, 2014, primarily due to less high temperature weather conditions forecasted for the fourth quarter, and a decrease in promotional activities made by the Company in anticipation thereof.

Washer sales decreased by $221,682, or 54.5%, from $406,945 in the three months ended September 30, 2013 to $185,263 in the same period in 2014. The decrease is due to more competition, especially from Internet sales providers. The Company predicts that the market demand will keep decreasing and that the sales of washer products will increase in the three months ended December 31, 2014, primarily due to more attractive pricing strategies.

TV sales decreased by $1,635,640, or 54.9%, from $2,980,323 in the three months ended September 30, 2013 to $1,344,683 in the same period in 2014. The decrease is due to more competition, especially from Internet sales providers. The sales of our 2D TV products decreased in the three months ended December 31, 2014 due to competition of 3D TV products sold on the market. The Company predicts that the market demand will increase due to its more attractive pricing strategies.

Solar Power products sales increased by $713,360, or 248.2%, from $287,429 in the three months ended September 30, 2013 to $1,000,789 in the same period in 2014. The increase is due to more promotion activities and reduced sales cost per customer. The Company predicts the sales of Solar Power products will increase in the three months ended December 31, 2014, primarily because we anticipate more promotion and marketing activities for solar power products.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2014 was $7,748,697, an increase of $69,552, or 0.9%, compared to $7,679,145 for the three months ended September 30, 2013. The increase was mainly due to the increase in sales.

	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013

Cost of goods sold from non-exclusive stores	$632,707	$612,369
Cost of goods sold from exclusive franchise stores	6,568,332	6,607,101
Cost of goods sold from company-owned stores	547,658	459,675
Cost of goods sold	$7,748,697	$7,679,145

For the three months ended September 30, 2014, cost of goods sold from non-exclusive stores was $632,707, an increase of 3.3%, or $20,338, from $612,369 for the three months ended September 30, 2013. The increase was in line with the increase in sales from non-exclusive stores.

For the three months ended September 30, 2014, cost of goods sold from company-owned stores was $547,658, an increase of 19.1%, or $87,983, from $459,675 for the three months ended September 30, 2013. The increase was in line with the increase in sales from company-owned stores.

For the three months ended September 30, 2014, cost of goods sold from exclusive franchise stores was $6,568,332, a decrease of 0.6%, or $38,769, from $6,607,101 for the three months ended September 30, 2013. The decrease was because the Company has negotiated lower pricing from vendors.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$541,445	$356,889	$184,556	52%
Exclusive Franchise Stores	$5,047,204	$4,426,623	$620,581	14%
Company-Owned Stores	$547,658	$458,486	$89,172	19%
Total	$6,136,307	$5,241,998	$894,309	17%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$36,096	$23,793	$12,304	52%
Exclusive Franchise Stores	$46,733	$40,987	$5,746	14%
Company-Owned Stores	$547,658	$458,486	$89,172	19%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$91,262	$203,329	$(112,067)	(55)%
Exclusive Franchise Stores	$1,521,128	$1,394,064	$127,064	9%
Company-Owned Stores	$-	$-	$-	-%
Total	$1,612,390	$1,597,393	$14,997	1%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$91,262	$203,329	$(112,067)	(55)%
Exclusive Franchise Stores	$46,095	$66,384	$(20,289)	(31)%
Company-Owned Stores	$-	$-	$-	-%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$52,151	$(52,151)	(100)%
Exclusive Franchise Stores	$-	$786,414	$(786,414)	(100)%
Company-Owned Stores	$-	$1,189	$(1,189)	-%
Total	$-	$839,754	$(839,754)	(100)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$324	$(324)	(100)%
Exclusive Franchise Stores	$-	$3,972	$(3,972)	(100)%
Company-Owned Stores	$-	$-	$-	-%

Other information

The following is a summary of cost of goods sold by product line for the three months ended September 30, 2014 and 2013:

	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013
Solar Power Products	$899,914	$264,864
Air Conditioner	$3,798,772	$2,932,396
Refrigerator	$887,607	$793,929
TV	$1,208,138	$2,737,748
Washer	$166,572	$373,722
Others	$787,694	$576,486
Total	$7,748,697	$7,679,145

Gross Profit

Gross profit for the three months ended September 30, 2014 was $901,792, an increase of $224,063, or approximately 33.1%, compared to $677,729 for the three months ended September 30, 2013.

For the three months ended September 30, 2014, gross profit for non-exclusive stores was $72,464, an increase of 32.8%, or $17,901, from $54,563 for the three months ended September 30, 2013. The increase was mainly due to increased sales from non-exclusive stores.

For the three months ended September 30, 2014, gross profit for exclusive franchise stores was $759,484, an increase of 30.7%, or $178,593, from $580,891 for the three months ended September 30, 2013. The increase was mainly due to due to increased sales from exclusive franchise stores.

For the three months ended September 30, 2014, gross profit for company-owned stores was $69,844, an increase of 65.2%, or $27,569, from $42,275 for the three months ended September 30, 2013.  The increase was mainly due to increased sales from company-owned stores.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$62,106	$31,825	$30,281	95%
Exclusive Franchise Stores	$588,151	$390,167	$197,984	51%
Company-Owned Stores	$69,844	$42,160	$27,684	66%
Total	$720,101	$464,152	$255,949	55%

The average gross profit (loss) per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$4,140	$2,122	$2,019	95%
Exclusive Franchise Stores	$5,446	$3,613	$1,833	51%
Company-Owned Stores	$69,844	$42,160	$27,684	66%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$10,358	$18,214	$(7,856)	(43)%
Exclusive Franchise Stores	$171,333	$124,173	$47,160	38%
Company-Owned Stores	$-	$-	$-	-%
Total	$181,691	$142,387	$39,304	28%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$10,358	$18,214	$(7,856)	(43)%
Exclusive Franchise Stores	$5,192	$5,913	$(721)	(12)%
Company-Owned Stores	$-	$-	$-	-%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$4,524	$(4,524)	(100)%
Exclusive Franchise Stores	$-	$66,551	$(66,551)	(100)%
Company-Owned Stores	$-	$115	$(115)	-%
Total	$-	$71,190	$(71,190)	(100)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$28	$(28)	(100)%
Exclusive Franchise Stores	$-	$336	$(336)	(100)%
Company-Owned Stores	$-	$115	$(115)	(100)%

Other information

The following is a summary of gross profit by product line for the three months ended September 30, 2014 and 2013:

	Three Months-Ended 09/30/2014	Three Months-Ended 09/30/2013
Solar Power Products	$100,875	$22,565
Air Conditioner	$460,350	$260,867
Refrigerator	$99,086	$70,403
TV	$136,545	$242,575
Washer	$18,691	$33,223
Others	$86,245	$48,096
Total	$901,792	$677,729

Gross Profit Rate

Gross profit rate for the three months ended September 30, 2014 was 10.42%, an increase of approximately 2.31%, compared to 8.11% for the three months ended September 30, 2013. The increase of gross profit rate is because the change of product portfolios in our sales during the three months ended September 30, 2014 compared to the same period last year. The Company continues to improve managing its sales network as well as products offered, which continuously requires us to review pricing on existing products and existing sales channels. We expect that our pricing strategies will continue to evolve to market conditions and expect improvements to have a marginalizing effect on the noted increase in gross profit rates at exclusive franchise stores as changes in product offerings mature along with their related pricing strategies.

For the three months ended September 30, 2014, gross profit rate for exclusive franchise stores was 10.36%, an increase of 2.28% compared to 8.08% for the three months ended September 30, 2013. The increase of gross profit rate is because the change of product portfolios in our sales during the three months ended September 30, 2014 compared to the same period last year.

For the three months ended September 30, 2014, gross profit rate for non-exclusive stores was 10.28%, an increase of 2.09%, compared to 8.18% for the three months ended September 30, 2013. The increase of gross profit rate is because the change of product mix in our sales during the three months ended September 30, 2014 compared to the same period last year.

For the three months ended September 30, 2014, gross profit rate for company-owned stores was 11.31%, an increase of 2.89%, compared to 8.42% for the three months ended September 30, 2013.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 were $(209,238), a decrease of $2,974,190, or 107.6%, from $2,764,952 for the three months ended September 30, 2013.

Selling expenses for the three months ended September 30, 2014 were $188,320, a decrease of $213,083, or 53.1%, from $401,403 for the three months ended September 30, 2013.  The decrease of selling expenses is primarily due to more cost control.

General and administrative expenses for the three months ended September 30, 2014 were $129,935, a decrease of $16,894, or 11.5%, from $146,829 for the three months ended September 30, 2013. The decrease is because the Company reduced the overhead expenses by imposing more strict internal control policy to reduce the travelling, administrative, entertaining and advertising expenses.

During the three months ended September 30, 2014 and 2013, bad debt allowance for receivable in the amounts of $565,700 and $2,339,300 were recorded as operating expenses.

During the three months ended September 30, 2014 and 2013, recovery of debt expenses of $977,885 and $122,580 were recorded as a reduction of operating expenses.

The Company was in litigation with its prior attorney ("Plaintiff"), who commenced an action against the company in the Supreme Court of the State of New York County of New York on February 2011 for approximately $145,308 plus accrued interest for legal services provided to China Financial Services, a financial advisory firm, on behalf of the Company. This amount has been accrued as of December 31, 2011. The Company and its Plaintiff entered into a settlement agreement dated July 25, 2014, whereas the Company agreed to pay Plaintiff total sum of $30,000 in three installments, of $10,000 each installment by August 31, October 31 and December 31, 2014 respectively. The Company has paid the first installment of payment in amount of $10,000 in early September 2014. In consideration of the settlement, Plaintiff released the Company all claims ever had by Plaintiff against the Company. A Stipulation of Discontinuance was filed with New York County Supreme Court on August 7, 2014. The difference between accrual pending litigation expense and settlement payment in the amount of $115,308 was recorded as a reduction of operation expense for the three months ended September 30, 2014.

Net Operating Income (Loss)

Our net operating income (loss) for the three months ended September 30, 2014 was $1,111,030, an increase of $3,198,253, or 153.2%, from $(2,087,223) for the same period in 2013.  The increase was mainly due to the increase of sales and gross profit and the decrease of operating expenses.

Other Income (Expense)

Our net other income for the three months ended September 30, 2014 was $974,170, an increase of $1,136,108, or  701.6%, from net other expense $(161,938) for the same period in 2013. The increase of other income was mainly due to interest income increased to $1,038,706 during the three months ended September 30, 2014 compared to $2,034 during the three months ended September 30, 2013.

Provision for Income Taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax and VAT benefit approval to Guoying on September 2, 2007 providing that Guoying was eligible to enjoy a reduced tax rate valid from October 1, 2007 until December 31, 2010. On January 10, 2011, the State Tax Bureau of Lu’an City has renewed the term of tax benefit approval until September 30, 2014. However, according to the approval, Guoying has an option to pay more tax per year at its discretion. Therefore, currently, Guoying is charged at a fixed annual amount of reduced tax rate of no less than RMB 7,500 per year that changes to cover all types of taxes including income tax and VAT. There were no significant book and tax basis differences. On January 1, 2014, the State Tax Bureau of Lu'an City renewed the term of tax benefit approval. Pursuant to the renewal approval, Guoying will continue to enjoy the same tax benefits until December 31, 2017.

Net Income (Loss) Attributable to China Electronics Holdings, Inc.

Our net income attributable to China Electronics Holdings, Inc. for the three months ended September 30, 2014 was $2,085,200, an increase of $4,334,361, or 192.7%, from net loss attributable to China Electronics Holdings, Inc. of $2,249,161 for the same period in 2013.  The increase was mainlydue to increased sales and increased interest income, and decreased operating expenses during the three months ended September 30, 2014, compared to the same period 2013.

Nine months ended September 30, 2014 Compared with Nine months ended September 30, 2013

Revenues

Our net revenue for the nine months ended September 30, 2014 was $16,941,379, a decrease of 18.4%, or $3,816,603, from $20,757,982 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, net revenue from exclusive franchise stores was $14,297,143, a decrease of 13.8%, or $2,286,547, from $16,583,690 for the nine months ended September 30, 2013. There were 141 exclusive franchise stores as of September 30, 2014, compared to 136 exclusive franchise stores as of September 30, 2013. The decreased revenue can be attributed to decreased sales from some product lines resulting from less demand and more competition, more discounted sales during the early stage of the nine months ended September 30, 2014.

For the nine months ended September 30, 2014, net revenue from non-exclusive stores was $1,247,499, a decrease of 17.7%, or $268,107, from $1,515,606 for the nine months ended September 30, 2013. There were 16 non-exclusive stores as of September 30, 2014, compared to the 18 non-exclusive stores as of September 30, 2013. The decreased revenue can be attributed to fewer number of non-exclusive stores and decreased sales from some product lines resulting from less demand and more competition.

For the nine months ended September 30, 2014, net revenue from company owned stores was $1,396,737, a decrease of 47.5%, or $1,261,949, from $2,658,686 for the nine months ended September 30, 2013. The decreased revenue from company-owned stores was mainly because of decreased sales from some product lines, less demand, less advertising efforts and more competition from e-commerce retail and wholesale business.

Revenue Classified by Store Type

Our disaggregation of revenue and cost of sales by each store type in the nine months ended September 30, 2014 and 2013 are as follows:

Nine months-Ended 09/30/2013	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$1,515,606	$16,583,690	$2,658,686	$20,757,982
Cost of Sales	$1,391,398	$15,228,323	$2,396,516	$19,016,237
Gross Profit	$124,208	$1,355,367	$262,170	$1,741,745

Nine months-Ended 09/30/2014	Non-Exclusive Franchise Stores	Exclusive Franchise Stores	Company-Owned Stores	Total
Revenue	$1,247,499	$14,297,143	$1,396,737	$16,941,379
Cost of Sales	$1,299,351	$12,966,789	$1,372,619	$15,638,759
Gross Profit	$(51,852)	$1,330,354	$24,118	$1,302,620

Sales and Average Per Store Sales of Same Stores

Same Stores are defined as stores that we opened or entered into franchise agreements with prior to 2013 and that have been in continuous operation as of September 30, 2014 and excludes stores that were newly opened or closed or with which we entered into or terminated franchise agreements in 2013 or 2014. Same Store Sales are defined as sales from the Same Stores.

Same Stores Sales in nine months ended September 30, 2014 and 2013, and the increase or decrease experienced as a percentage of Same Store Sales are as follows:

Same Store Sales	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$1,092,985	$748,131	$344,854	46%
Exclusive Franchise Stores	$10,435,655	$12,078,493	$(1,642,838)	(14)%
Company-Owned Stores	$1,396,737	$2,349,250	$(952,513)	(41)%
Total	$12,925,377	$15,175,874	$(2,250,497)	(15)%

The primary reason for the decrease in Same Stores Sales was the decrease in sales from exclusive stores (“Same Exclusive Franchise Stores”), and decrease in sales from company-owned stores (“Same Company-Owned Stores”), offset by increase in sales from non-exclusive stores (“Same Non-Exclusive Franchise Stores”). The increase in our sales in Same Non-Exclusive Franchise stores is a result of better promotion during the nine months ended September 30, 2014 compared to the same period last year. The decrease of sales in Exclusive franchise stores and decrease in sales in Company-Owned stores are due to less demand and more competition. The Company estimates that the sales from same stores will not increase during the three months ended December 31, 2014 compared to the same period last year due to the non-growing demand from customers and more competition.

The number of Same Stores included in the calculation of average sales of per-store Same Stores is as follows:

Number of Same Stores	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013
Non-Exclusive Franchise Stores	15	15
Exclusive Franchise Stores	108	108
Company-Owned Stores	1	1

The average sales per-store of Same Stores and its trend up or down are as follows:

Average Per-Store Same Store Sales	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$72,866	$49,875	$22,990	46%
Exclusive Franchise Stores	$96,626	$111,838	$(15,211	(14)%
Company-Owned Stores	$1,396,737	$2,349,250	$(952,513)	(41)%

Sales and Average Per Store Sales of New Stores

New Stores are defined as stores that were newly opened or with which we entered into a franchise agreement in either 2014 or 2013 that are in existence under normal business operations as of September 30, 2014 and excluding stores that closed in 2014 or 2013 (“New Stores”). New Store Sales are defined as sales from the New Stores. 2013 New Store Sales refer to the sales from New Stores opened or with which we entered into a franchise agreement in 2013 and not closed in 2014. 2014 New Store Sales refer to the sales generated in 2014 from both New Stores opened or with which we entered into a franchise agreement in 2013 and 2014 that have not closed as of the end of September 30, 2014.

New Stores Sales operating in nine months ended September 30, 2014 and 2013, and the increase experiences at a percentage are as follows:

New Store Sales	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$154,514	$261,884	$(107,370)	(41)%
Exclusive Franchise Stores	$3,861,488	$1,518,237	$2,343,251	154%
Company-Owned Stores	$-	$-	$-	-%
Total	$4,016,002	$1,780,121	$2,235,881	126%

The primary reason for the increase in New Stores Sales was the increase of sales from new exclusive franchise stores (the “New Exclusive Franchise Stores”) and the decrease in sales from new non-exclusive franchise stores (the “New Non-Exclusive Franchise Stores). The decrease of sales from New Non-Exclusive Franchise Stores resulted from less successful marketing and promotion during the nine months ended September 30, 2014, as compared to the same period September 30, 2013. Increase of sales from exclusive stores resulted from 33 New Exclusive Franchise Stores as of September 30, 2014, as compared to 21 at September 30, 2013. The Company estimates that the sales from new stores will increase during the next three months ended December 31, 2014 due to more promotion events and advertising efforts by the Company.

The number of new stores included in the calculation of average per store sales of New Stores is as follows:

Number of New Stores	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013
Non-Exclusive Franchise Stores	1	1
Exclusive Franchise Stores	33	21
Company-Owned Stores	-	-

The average sales per-store of New Stores and its trend as a percentage of New Store Sales are as follows:

Average Per-Store New Store Sales	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$154,514	$261,884	$(107,370)	(41)%
Exclusive Franchise Stores	$117,015	$72,297	$44,718	62%
Company-Owned Stores	$-	$-	$-	-%

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

Closed Store Sales in nine months ended September 30, 2014 and 2013, and the change experienced as a percentage are as follows:

Closed Store Sales	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$505,591	$(505,591)	(100)%
Exclusive Franchise Stores	$-	$2,986,960	$(2,986,960)	(100)%
Company-Owned Stores	$-	$309,436	$(309,436)	(100)%
Total	$-	$3,801,987	$(3,801,987)	(100)%

Franchise agreements that were terminated or which closed in 2013 generated no sales for the Company in the nine months ended September 30, 2014. Going forward, the Company is resolved to close or terminate additional franchise arrangements, focusing on (i) those exclusive franchise stores that sold merchandise supplied by other wholesalers in breach of the exclusive franchise agreement; (ii) those exclusive and non-exclusive franchise stores that failed to obey the Company’s pricing strategies, resulting in lower profit margins; (iii) those stores located remotely from Lu An City that resulted in higher transportation and logistics expenses to us; and (iv) those stores that sold brands of merchandise not supplied by us. The Company estimates that the sales from closed stores will decrease during the next three months ended September 30, 2014 due the decline of their own business due to less customer demand.

The number of closed stores included in the calculation of average per-store sales of Closed Stores is as follows:

Number of Closed Stores	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013
Non-Exclusive Franchise Stores	161	161
Exclusive Franchise Stores	198	198
Company-Owned Stores	0	1

The average per-store sales of Closed Stores and its trend of increase or decrease are as follows:

Average Per-Store Closed Store Sales	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$3,140	$(3,140)	(100)%
Exclusive Franchise Stores	$-	$15,086	$(15,086)	(100)%
Company-Owned Stores	$-	$309,436	$(309,436)	(100)%

Other information

The following is a summary of revenue by product line for the nine months ended September 30, 2014 and 2013:

	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013
Solar Power Products	$2,853,541	$1,451,146
Air Conditioner	$6,277,525	$7,581,372
Refrigerator	$2,115,994	$1,792,748
TV	$2,526,018	$6,047,821
Washer	$580,570	$2,224,476
Others	$2,587,731	$1,660,419
Total	$16,941,379	$20,757,982

The decrease of revenue for the nine months ended September 30, 2014 compared to the same period last year is mainly due to the decreased sales of Air-conditioners, Washer and TV offset by increased sales from other products.

Air-conditioners sales decreased by $1,303,847, or 17.2%, from $7,581,372 in the nine months ended September 30, 2013 to $6,277,525 in the same period in 2014. The decrease is due to more competition, especially from Internet sales providers. The Company predicts the sales of air-conditioners product will increase in the three months ended December 31, 2014, due to addition of new brand, adjusted pricing strategy and reduced price for existing and old brand.

Washer sales decreased by $1,643,906, or 73.9%, from $2,224,476 in the nine months ended September 30, 2013 to $580,570 in the same period in 2014. The decrease is due to more competition, especially from Internet sales providers. The Company predicts that the market demand will keep decreasing and that the sales of washer products will increase in the three months ended December 31, 2014, primarily due to more attractive pricing strategies.

TV sales decreased by $3,521,803, or 58.2%, from $6,047,821 in the nine months ended September 30, 2013 to $2,526,018 in the same period in 2014. The decrease is due to more competition, especially from Internet sales providers. The sales of our 2D TV products decreased in the three months ended December 31, 2014 due to competition of 3D TV products sold on the market. The Company predicts that the market demand will increase due to its more attractive pricing strategies.

Solar Power products sales increased by $1,402,395, or 96.6%, from $1,451,146 in the nine months ended September 30, 2013 to $2,853,541 in the same period in 2014. The Company predicts the sales of Solar Power products will increase in the three months ended December 31, 2014, primarily because we anticipate more promotion and marketing activities for solar power products.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2014 was $15,638,759, a decrease of $3,377,478, or 17.8%, compared to $19,016,237 for the nine months ended September 30, 2013. The decrease was mainly due to the decrease in sales.

	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013

Cost of goods sold from non-exclusive stores	$1,299,351	$1,391,398
Cost of goods sold from exclusive franchise stores	12,966,789	15,228,323
Cost of goods sold from company-owned stores	1,372,619	2,396,516
Cost of goods sold	$15,638,759	$19,016,237

For the nine months ended September 30, 2014, cost of goods sold from non-exclusive stores was $1,299,351, a decrease of 6.6%, or $92,047, from $1,391,398 for the nine months ended September 30, 2013. The decrease was in line with the decrease in sales from non-exclusive stores.

For the nine months ended September 30, 2014, cost of goods sold from company-owned stores was $1,372,619, a decrease of 42.7%, or $1,023,897, from $2,396,516 for the nine months ended September 30, 2013. The decrease was in line with the decrease in sales from company-owned stores.

For the nine months ended September 30, 2014, cost of goods sold from exclusive franchise stores was $12,966,789, a decrease of 14.9%, or $2,261,534, from $15,228,323 for the nine months ended September 30, 2013. The decrease was in line with the decrease in sales from exclusive stores.

Cost of goods sold and Average Per Store Cost of goods sold of Same Stores

Same Store Cost of Goods Sold	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$1,138,392	$686,786	$451,606	66%
Exclusive Franchise Stores	$10,195,076	$11,087,174	$(892,098)	(8)%
Company-Owned Stores	$1,372,619	$2,114,554	$(741,935)	(35)%
Total	$12,706,087	$13,888,514	$(1,182,427)	(9)%

The average cost of goods sold per-store of same Stores and its trend as a percentage of Same Store Cost of goods sold are as follows:

Average Per-Store Same Store Cost of Goods Sold	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$75,893	$45,786	$30,107	66%
Exclusive Franchise Stores	$94,399	$102,659	$(8,260)	(8)%
Company-Owned Stores	$1,372,619	$2,114,554	$(741,935)	(35)%

Cost of goods sold and Average Per Store Cost of goods sold of New Stores

New Store Cost of Goods Sold	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$160,959	$240,338	$(79,379)	(33)%
Exclusive Franchise Stores	$2,771,713	$1,394,064	$1,377,649	99%
Company-Owned Stores	$-	$-	$-	-%
Total	$2,932,672	$1,634,402	$1,298,270	79%

The average cost of goods sold per-store of New Stores and its trend as a percentage of New Store cost of goods sold are as follows:

Average Per-Store New Store Cost of Goods Sold	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$160,959	$240,338	$(79,379)	(33)%
Exclusive Franchise Stores	$83,991	$66,384	$17,607	27%
Company-Owned Stores	$-	$-	$-	-%

Cost of goods sold and Average Per Store Cost of goods sold of Closed Stores

Closed Store Cost of Goods Sold	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$464,274	$(464,274)	(100)%
Exclusive Franchise Stores	$-	$2,747,085	$(2,747,085)	(100)%
Company-Owned Stores	$-	$281,962	$(281,962)	(100)%
Total	$-	$3,493,321	$(3,493,321)	(100)%

The average cost of goods sold per-store of Closed Stores and its trend as a percentage of Closed Store cost of goods sold are as follows:

Average Per-Store Closed Store Cost of Goods Sold	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$2,884	$(2,884)	(100)%
Exclusive Franchise Stores	$-	$13,874	$(13,874)	(100)%
Company-Owned Stores	$-	$281,962	$(281,962)	(100)%

Other information

The following is a summary of cost of goods sold by product line for the nine months ended September 30, 2014 and 2013:

	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013
Solar Power Products	$2,615,738	$1,337,983
Air Conditioner	$5,703,145	$6,932,079
Refrigerator	$2,022,140	$1,642,933
TV	$2,336,924	$5,547,352
Washer	$544,043	$2,027,048
Others	$2,416,769	$1,528,842
Total	$15,638,759	$19,016,237

Gross Profit

Gross profit for the nine months ended September 30, 2014 was $1,302,620, a decrease of $439,125, or approximately 25.2%, compared to $1,741,745 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, gross profit for non-exclusive stores was a loss of $(51,852), a decrease of 141.7%, or $176,060, from an income of $124,208 for the nine months ended September 30, 2013. The decrease was mainly due to certain of our products were caused by water damage and the company disposed those products at lower or discounted price.

For the nine months ended September 30, 2014, gross profit for exclusive franchise stores was $1,330,354, a decrease of 26.3%, or $203,607, from $1,355,367 for the nine months ended September 30, 2013. The decrease was mainly due to the decreased sales from exclusive franchise stores.

For the nine months ended September 30, 2014, gross profit for company-owned stores was $24,118, a decrease of 90.8%, or $238,052, from an income of $262,170 for the nine months ended September 30, 2013.  The decrease was mainly due to decreased sales from company-owned stores.

Gross profit and Average Per Store Gross Profit of Same Stores

Same Store Gross Profit	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$(45,407)	$61,345	$(106,752)	(174)%
Exclusive Franchise Stores	$240,579	$991,319	$(750,740)	(76)%
Company-Owned Stores	$24,118	$234,696	$(210,578)	(90)%
Total	$219,290	$1,287,360	$(1,068,070)	(83)%

The average gross profit (loss) per-store of same Stores and its trend as a percentage of Same Store gross profit are as follows:

Average Per-Store Same Store Gross Profit	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$(3,027)	$4,090	$(7,117)	(174)%
Exclusive Franchise Stores	$2,228	$9,179	$(6,951)	(76)%
Company-Owned Stores	$24,118	$234,696	$(210,578)	(90)%

Gross Profit and Average Per Store Gross Profit of New Stores

New Store Gross Profit	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$(6,445)	$21,546	$(27,991)	(130)%
Exclusive Franchise Stores	$1,089,775	$124,173	$965,602	778%
Company-Owned Stores	$-	$-	$-	-%
Total	$1,083,330	$145,719	$937,611	643%

The average cost of gross profit per-store of New Stores and its trend as a percentage of New Store gross profit are as follows:

Average Per-Store New Store Gross Profit	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$(6,445)	$21,546	$(27,991)	(130)%
Exclusive Franchise Stores	$33,023	$5,913	$27,110	458%
Company-Owned Stores	$-	$-	$-	-%

Gross Profit and Average Per Store Gross Profit of Closed Stores

Closed Store Gross Profit	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$41,317	$(41,317)	(100)%
Exclusive Franchise Stores	$-	$239,875	$(239,875)	(100)%
Company-Owned Stores	$-	$27,474	$(27,474)	(100)%
Total	$-	$308,666	$(308,666)	(100)%

The average gross profit per-store of Closed Stores and its trend as a percentage of Closed Store gross profit are as follows:

Average Per-Store Closed Store Gross Profit	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013	Difference	Change
Non-Exclusive Franchise Stores	$-	$257	$(257)	(100)%
Exclusive Franchise Stores	$-	$1,211	$(1,211)	(100)%
Company-Owned Stores	$-	$27,474	$(27,474	(100)%

Other information

The following is a summary of gross profit by product line for the nine months ended September 30, 2014 and 2013:

	Nine months-Ended 09/30/2014	Nine months-Ended 09/30/2013
Solar Power Products	$237,803	$113,163
Air Conditioner	$574,380	$649,294
Refrigerator	$93,854	$149,815
TV	$189,094	$500,469
Washer	$36,527	$197,428
Others	$170,962	$131,576
Total	$1,302,620	$1,741,745

Gross Profit Rate

Gross profit rate for the nine months ended September 30, 2014 was 7.69%, a decrease of approximately 0.70%, compared to 8.39% for the nine months ended September 30, 2013. The decrease of gross profit rate is because the change of product portfolios in our sales during the nine months ended September 30, 2014 compared to the same period last year. The Company continues to improve managing its sales network as well as products offered, which continuously requires us to review pricing on existing products and existing sales channels. We expect that our pricing strategies will continue to evolve to market conditions and expect improvements to have a marginalizing effect on the noted increase in gross profit rates at exclusive franchise stores as changes in product offerings mature along with their related pricing strategies.

For the nine months ended September 30, 2014, gross profit rate for exclusive franchise stores was 9.31%, an increase of 1.13% compared to 8.17% for the nine months ended September 30, 2013. The increase of gross profit rate is because the change of product portfolios in our sales during the nine months ended September 30, 2014 compared to the same period last year.

For the nine months ended September 30, 2014, gross profit rate for non-exclusive stores was (4.16)%, a decrease of 12.35%, compared to 8.20% for the nine months ended September 30, 2013. The decrease of gross profit rate is because the certain of our products were caused by water damage and the company disposed those products at lower or discounted price.

For the nine months ended September 30, 2014, gross profit rate for company-owned stores was 1.73%, a decrease of 8.13%, compared to 9.86% for the nine months ended September 30, 2013. The decrease of gross profit rate is because the change of product mix in our sales during the nine months ended September 30, 2014 compared to the same period last year.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 were $5,146,686, an increase of $53,664, or 1.1%, from $5,093,022 for the nine months ended September 30, 2013.

Selling expenses for the nine months ended September 30, 2014 were $951,406, a decrease of $998,954, or 51.2%, from $1,950,360 for the nine months ended September 30, 2013. The decrease of selling expenses is primarily due to the decrease of marketing and promotion expenses.

General and administrative expenses for the nine months ended September 30, 2014 were $497,363, a decrease of $614,109, or 55.3%, from $1,111,472 for the nine months ended September 30, 2013. The decrease is mainly due to the decrease of overhead expenses related to drop of sales. The Company reduced the overhead expenses by imposing more strict internal control policy to reduce the travelling, administrative, entertaining and advertising expenses.

During the nine months ended September 30, 2014 and 2013, bad debt allowance for receivable in the amounts of $3,898,386 and $2,595,368 were recorded as operating expenses.

During the nine months ended September 30, 2014 and 2013, recovery of debt expenses of $1,747,260 and $564,178 were recorded as a reduction of operating expenses.

In October 2013, during the rainy season, our warehouse was leaking. Some of our inventories were damaged. In order to promote the sales of those malfunction items, the Company sold them in discount. The price difference between the product cost and fair market value was $1,662,099 (RMB 10,204,789). Total $1,662,099 and $0 inventory loss of lower cost or market value was recorded under operating expenses for the nine months ended September 30, 2014 and 2013, respectively.

The Company was in litigation with its prior attorney ("Plaintiff"), who commenced an action against the company in the Supreme Court of the State of New York County of New York on February 2011 for approximately $145,308 plus accrued interest for legal services provided to China Financial Services, a financial advisory firm, on behalf of the Company. This amount has been accrued as of December 31, 2011. The Company and its Plaintiff entered into a settlement agreement dated July 25, 2014, whereas the Company agreed to pay Plaintiff total sum of $30,000 in three installments, of $10,000 each installment by August 31, October 31 and December 31, 2014 respectively. The Company has made the first installment of settlement payment in amount of $10,000 in early September 2014. In consideration of the settlement, Plaintiff released the Company all claims ever had by Plaintiff against the Company. A Stipulation of Discontinuance was filed with New York County Supreme Court on August 7, 2014. The difference between accrual pending litigation expense and settlement payment in the amount of $115,308 was recorded as a reduction of operation expense for the three months ended September 30, 2014.

Net Operating Loss

Our net operating loss for the nine months ended September 30, 2014 was $3,844,066, an increase of $492,789, or 14.7%, from $3,351,277 for the same period in 2013.  The increase was mainly due to the decrease of sales and gross profit and the increase of operating expenses.

Other Income (Expense)

Our net other income for the nine months ended September 30, 2014 was $929,328, an increase of $31,488,949, or  103.0%, from net other expense $30,559,621 for the same period in 2013. The increase of other income was mainly due to impairment loss for long-term assets held for sale of $30,640,293 during the nine months ended September 30, 2013.

Provision for Income Taxes

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The State Tax Bureau of Lu’An City, Anhui province issued an income tax and VAT benefit approval to Guoying on September 2, 2007 providing that Guoying was eligible to enjoy a reduced tax rate valid from October 1, 2007 until December 31, 2010. On January 10, 2011, the State Tax Bureau of Lu’an City has renewed the term of tax benefit approval until September 30, 2014. However, according to the approval, Guoying has an option to pay more tax per year at its discretion. Therefore, currently, Guoying is charged at  a fixed annual amount of reduced tax rate of no less than RMB 7,500 per year that changes to cover all types of taxes including income tax and VAT . There were no significant book and tax basis differences. On January 1, 2014, the State Tax Bureau of Lu'an City renewed the term of tax benefit approval. Pursuant to the renewal approval, Guoying will continue to enjoy the same tax benefits until December 31, 2017.

Net Income (Loss) Attributable to China Electronics Holdings, Inc.

Our net loss attributable to China Electronics Holdings, Inc. for the nine months ended September 30, 2014 was $2,914,738, a decrease of $30,996,168, or 91.4%, from net loss attributable to China Electronics Holdings, Inc. of $33,910,906 for the same period in 2013. The decrease of net loss was primarily because no impairment loss was recognized for nine months ended September 30, 2014, comparing $30,640,293 impairment loss recorded in the same period 2013.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2014 or during the nine months ended September 30, 2013 that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $50,034, an increase of $23,765 from $26,269 as of December 31, 2013. We have historically funded our working capital needs with amounts from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	September 30, 2014	September 30, 2013
Net cash used in operating activities	$(2,691,061)	$(1,079,724)
Net cash used in investing activities	(4,652)	-
Net cash provided by financing activities	2,585,923	647,159
Effect of rate changes on cash	133,555	489,794
Increase in cash and cash equivalents	23,765	57,229
Cash and cash equivalents, beginning of periods	26,269	9,465
Cash and cash equivalents, end of periods	$50,034	$66,694

Net cash used in operating activities was $2,691,061 for the nine months ended September 30, 2014, compared to net cash  used in operating activities of $1,079,724 for the nine months ended September 30, 2013, an increase of $1,611,337.  The increase of net cash used in operating activities was primarily due to less impairment loss for long-term assets held for sale, less decrease of advance to suppliers offset by increased net income, and less inventory purchase.

On July 28, 2013, the Company through its indirectly wholly owned subsidiary Guoying executed an assets sales agreement (the “Sales Agreement”) with Opto-Electronics. Pursuant to the Sales Agreement, Opto-Electronics agreed to purchase the Company’s assets associated with the logistics and transportation centers for total consideration of $ 3,231,488 (RMB 20,000,000). Three installments in the amounts of: a) $ 807,872 (RMB 5,000,000), b) $ 1,615,744  (RMB 10,000,000) and c) $807,872  (RMB 5,000,000) are due by the ends of December 31, 2013, 2014 and 2015, respectively. In the event that Opto-Electronics does not consummate the payments, Opto-Electronics will be penalized 0.02% of the outstanding balance monthly. On December 26, 2013, the Company agreed Opto-Electronics's request to extend the payment schedule. The first RMB 5,000,000 (approximately $812,321) installment should be paid by May 2014. For the nine months ended September 30, 2014, the Company received RMB 10,790,000 (approximately $1,756,728) payment from Mr. Li Xiaoyu.

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

The Company borrowed three loans in the amounts of $1,302,486, $1,139,675 and $814,054 from Rural Credit Cooperative of Lu’an. These loans carry 10.08%, 9.00% and 11.70% interest rates per annum. Such loans are due on January 3, 2015, April 24, 2015 and September 4, 2015 respectively.

Growth Strategies

We funded our growth strategy from our working capital and below are a summary of approximately how much we have spent in year 2013 and estimates for 2014 to achieve our growth strategies:

Growth Strategies	Spent in 2014	Spent in 2013	Estimate in 2014

Develop new company-owned stores	$0	$-	$83,000

Develop new exclusive franchise stores	$200,000	$15,000	$167,023

Develop new non-exclusive stores	$0	$0	$0

Investing Activities

Net cash used in investing activities was $4,652 for the nine months ended September 30, 2014, compared to $0 used in investing activities for the nine months ended September 30, 2013, an increase of $4,652, or 100.0%.  The increase of net cash used in investing activities was primarily because we paid more for purchases of plant and equipment in the nine months ended September 30, 2014. The Company estimates that it will spend $0 and $0 on acquisition of property and equipment and construction in progress for the next three months ended December 31, 2014.

Financing Activities

Net cash provided by financing activities was $2,585,923 for the nine months ended September 30, 2014, compared to $641,159 provided by for the nine months ended September 30, 2013. The increase was mainly because we borrowed net proceeds of approximately $3.3 million bank loans in the nine months ended September 30, 2014. The Company estimates that it may borrow additional $0.83 million and return $0 loans for the next three months ended December 31, 2014.

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

Contractual Obligations

Our significant contractual obligations are as follows:

The Company leases various facilities for use of warehouse and operation of company-owned stores under operating leases that terminate on various dates. The Company incurred rent expenses of $35,082 and $69,363 for the three months ended September 30, 2014 and 2013 respectively. The Company incurred rent expenses of $105,482 and $144,086 for the nine months ended September 30, 2014 and 2013 respectively.

The lease expenses for the next three years are estimated to be as follows:

Nine months Ended September 30,
2015	$128,629
2016	117,140
2017	58,570
$304,339

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

Payments received before all of the relevant criteria for revenue recognition satisfied are recorded as unearned revenue. Unearned revenue amounted to $0 and $0 as of September 30, 2014 and December 31, 2013, respectively.

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

Currently, in connection with promotional efforts aimed at network growth, the Company has ceased charging initial franchise fee, continuing fee and royalty to exclusive franchise stores.  As such, total franchise fees for the nine months period ended September 30, 2014 and 2013 were $0.

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

As of September 30, 2014, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

Date:  November 12, 2014